Form 10-K
period 2022-12-31
WILLIS LEASE FINANCE CORP
filed 2023-03-10
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $114.3 million (based on a closing sale price of $37.48 per share as reported on the NASDAQ Stock Market).
The number of shares of the registrant’s Common Stock outstanding as of March 7, 2023 was 6,124,884.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2022 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC” or the “Company”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by other parties. As of December 31, 2022, we had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment with 80 lessees in 41 countries. In addition to our owned portfolio, as of December 31, 2022, we managed a total lease portfolio of 324 engines, aircraft and related equipment for other parties.

Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.

Willis Asset Management Limited (“Willis Asset Management”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 289 engines, excluding WLFC engines, under management as of December 31, 2022.

We are a Delaware corporation, incorporated in 1998. Our executive offices are located at 4700 Lyons Technology Parkway, Coconut Creek, Florida 33073. We transact business directly and through our subsidiaries and consolidated variable interest entities (“VIE”) unless otherwise indicated.

We maintain a website at www.willislease.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains an electronic Internet site that contains our reports, proxies and information statements, and other information that we file or furnish at http://www.sec.gov.

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

We acquire engines for our leasing portfolio in a number of ways. We enter into sale and lease back transactions with operators of aircraft, original equipment manufacturers of engines, and MROs. We also purchase both new and used engines that are subject to a lease when purchased and on a speculative basis (i.e., without a lease attached from manufacturers or other parties which own such engines).

Total revenues from our Leasing and Related Operations reportable segment was 91.7% and 93.6% of the respective total consolidated revenue for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, approximately 72% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in United States (“U.S.”) dollars, which is customary in the industry. Future leases may provide for payments to be made in other foreign currencies. In 2022, we leased our equipment to lessees domiciled in seven geographic regions.

Spare Parts Sales

Our wholly-owned and vertically-integrated subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or from the leasing portfolio. This business segment enables us to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.

COVID-19 Impact

In January 2022, the Company lifted travel restrictions and subsequently reopened its corporate headquarters and other offices for employees and contractors to work from. The Company has experienced and continues to experience various degrees of disruption due to the COVID-19 pandemic. Lower demand for air travel presents significant risks to the Company, resulting in impacts which have adversely affected the Company's business, results of operations, and financial condition. The Company is not able to evaluate or foresee the full extent of these impacts at the current time.

The scope and nature of the impact of COVID-19 on the airline industry, and in turn the Company's business, continue to evolve and the outcomes are uncertain. Given the uncertainty in the rapidly changing market and economic conditions related to COVID-19, we will continue to evaluate the nature and extent of the impact to the Company's business and financial position. The ultimate extent of the effects of the COVID-19 pandemic on the Company will depend on future developments, and such effects could exist for an extended period of time.

INDUSTRY BACKGROUND - THE DEMAND FOR LEASED AIRCRAFT ENGINES

Historically, commercial aircraft operators owned rather than leased their spare engines. As engines become more powerful and technically sophisticated, they have also become more expensive to acquire and maintain. In part due to cash constraints on commercial aircraft operators and the costs associated with engine ownership, commercial aircraft operators have become more cost-conscious and now utilize operating leases for a portion of their spare engines. Engine leasing is a specialized business that has evolved into a discrete sector of the commercial aviation market. Participants in this sector need access to capital, as well as specialized technical knowledge, in order to compete successfully.

Growth in the spare engine leasing industry is dependent on two fundamental drivers:

•the number of commercial aircraft, and therefore engines, in the market; and
•the proportion of engines that are leased, rather than owned, by commercial aircraft operators.

While COVID-19 has significantly impacted engine leasing, we still believe that engine leasing will gradually increase over the long term, but at a slower and less predictable pace than historically, as we emerge from the pandemic.

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 2.8% annual growth in the global commercial jet fleet, increasing the current fleet to over 47,080 aircraft by 2041. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets. While we believe these predictions are accurate over the long term, COVID-19 has materially disrupted the airline industry and significantly slowed down passenger growth globally, including in the U.S., and we believe such growth and demand may be negatively impacted over the short to medium term. See “Risk Factors” below.

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

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, in which operating leases may be more attractive than finance leases or ownership of spare engines. Industry analysts have forecasted that the percentage of leased engines is likely to increase over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2022, the majority of our leases to air carriers, manufacturers and MROs were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases in which the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment, and the availability of short- and long-term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.

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

We enter into both long-term and short-term leases which typically provide for monthly payment. Long-term leases typically have original lease terms in excess of one year. Characteristics of a long-term lease also include specified return conditions. Return conditions can be met by the customer through a maintenance overhaul in advance of asset return or a cash settlement at lease end resulting in maintenance revenue to the Company at that time. Maintenance reserves, also referred to as use fees, are often used for payment of maintenance overhauls in advance of asset returns by the lessee to the Company. Where a cash settlement is agreed upon, it may, in some instances, be taken from maintenance reserves paid by the lessee to the Company throughout the course of the lease. Short-term leases typically have an original lease term of less than one year. Short-term leases also include non-refundable, usage-based maintenance fees, which are billed at contractual rates and recognized as revenue over the term of the leases. Payment terms of our leases are predominately monthly in advance for rent and in arrears for the expenses associated with the use of the engines. As of December 31, 2022 and 2021, 21% and 31%, respectively, of the Company’s leases by net book value were short-term leases.

We try to mitigate risk where possible. For example, we analyze the credit risk associated with a lessee before entering into any significant lease transaction. Our credit analysis generally consists of evaluating the prospective lessee’s financial standing by utilizing financial statements and trade and/or banking references. In certain circumstances, we may require our lessees to provide additional credit support, such as a letter of credit or a guaranty from a bank or a third party or a security deposit. We manage our interest rate risk through maintaining a balance of fixed and floating rate debt which allows us to limit our exposure to interest rate movements while also allowing us to benefit from low short-term interest rates. The Company utilizes our credit facility as a warehouse facility to aggregate purchased assets. Generally, when the Company aggregates a critical mass of assets through revolver financing, we refinance the assets through the issuance of long-term fixed rate debt through the Asset-Backed Security (“ABS”) and other markets. The maturity profile of the ABS term financings tend to better match the long life characteristics of our long life asset base. Furthermore, the Company also manages interest rate exposure through the purchasing of interest rate swaps which immunizes us from short-term rate movements that would influence the cost of our credit facility borrowings. At December 31, 2022 the Company had $1.1 billion of fixed rate financing. We also evaluate insurance and expropriation risk and evaluate and monitor the political and legal climate of the country in which a particular lessee is located in order to determine our ability to repossess our engines should the need arise. Despite these guidelines, we cannot give assurance that we will not experience collection problems or significant losses in the future. See “Risk Factors” below.

At the commencement of a lease, we may collect, in advance, a security deposit normally equal to at least one month’s lease payment. The security deposit is returned to the lessee after all lease return conditions have been met. As mentioned above, under the terms of some of our leases, during the term of the lease, the lessee pays amounts to us based on usage of the engine, which is referred to as maintenance reserves or use fees, which are designed to cover the expected future maintenance costs. For those leases in which the maintenance reserves are reimbursable to the lessee, maintenance reserves are collected and are reimbursed to the lessee when qualifying maintenance is performed. Under longer-term leases, to the extent that cumulative use fee billings are inadequate to fund expenditures required prior to return of the engine to us, the lessee is obligated to cover the shortfall.

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

Upon termination of a lease, we will either enter into a new lease, sell, or part out (disassemble and sell the parts separately), the related engines or airframe. The demand for aftermarket engines for either sale or lease may be affected by a number of variables, including:

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

The value of a particular model of engine is heavily dependent on the status of the types of aircraft on which it can be installed. We believe engine values tend to be stable as long as the host aircraft for the engines and the engines themselves are still being manufactured. Prices tend to remain stable and may even rise after a host aircraft is no longer manufactured as long as there is sufficient remaining demand for the host aircraft in the market. However, the value of an engine begins to decline rapidly once the host aircraft is retired from service and/or parted out in significant numbers. Engine values also may decline because of manufacturing defects that surface subsequent to initial manufacture and deployment.

As of December 31, 2022, we had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2021, we had $1,991.4 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, and $22.5 million of maintenance rights, which represented 304 engines, 12 aircraft, one marine vessel and other leased parts and equipment.

As of December 31, 2022 minimum future rentals under non-cancelable operating leases of these engines, related equipment and aircraft assets were as follows:

Year	(in thousands)
2023	$146,842
2024	66,513
2025	52,000
2026	39,410
2027	27,763
Thereafter	35,708
$368,236

As of December 31, 2022, we had 80 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 41 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from a loss of a customer. We provide other engine leasing related services such as engine storage, Part 145 maintenance and aircraft tear down services to our customers as well.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”), for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owned a lease portfolio of 35 engines and five aircraft with a net book value of $255.5 million as of December 31, 2022. Our investment in the joint venture was $41.0 million as of December 31, 2022.

In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $42.7 million as of December 31, 2022. Our investment in the joint venture was $15.2 million as of December 31, 2022.

AIRCRAFT LEASING

As of December 31, 2022, our operating lease portfolio included five A319-100 aircraft, four ATR 72-500 aircraft, one A320-200 aircraft, one A320-233 aircraft, one A321-200 aircraft, and one Boeing 737-700 with an aggregate net book value of $134.5 million.

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

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly-owned and vertically-integrated subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials that it acquires via acquisition or consignment from third parties or from the leasing portfolio. This business segment enables our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full lifecycle of our lease assets, enhance the returns on our engine portfolio and create incremental value for our shareholders.  As of December 31, 2022, spare parts inventory had a carrying value of $38.6 million.

ASSET MANAGEMENT

Willis Asset Management is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 289 engines, excluding WLFC engines, under management as of December 31, 2022.

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

Our competitors compete with us in many ways, including pricing, technical expertise, lease flexibility, engine availability, supply reliability, customer service and the quality and condition of engines. Many of our competitors have greater financial resources than we have, or are affiliates of larger companies. We emphasize the quality of our portfolio of aircraft engines, supply reliability and high level of customer service to our aircraft equipment lessees. We focus on ensuring adequate aircraft engine availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees and have developed an engine pooling arrangement that allows pool members quick access to available spare aircraft engines.

INSURANCE

In addition to requiring full indemnification under the terms of our leases, we require our lessees to carry the types of insurance customary in the air transportation industry, including comprehensive third-party liability insurance and physical damage and casualty insurance. We require that we be named as an additional insured on liability insurance policies with the Company and our lenders normally identified as the loss payee on policies carried by lessees for damage to the leased equipment. We monitor compliance with the insurance provisions of the leases. We also carry contingent physical damage and third-party liability insurance as well as product liability insurance at levels determined to be appropriate by the Company.

GOVERNMENT REGULATION

Our customers are subject to a high degree of regulation in the jurisdictions in which they operate. For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the U.S. and equivalent regulatory agencies in other countries, such as the European Aviation Safety Agency (“EASA”) in Europe, regulate aircraft operated in those countries. Such regulations also indirectly affect our business operations. All aircraft operated in the U.S. must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft if their airworthiness is in question.

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

Governmental regulations where the related airframe is registered, and where the aircraft is operated, stipulate noise and emissions levels restrictions. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the U.S. and the International Civil Aviation Organization (“ICAO”) have adopted a more stringent set of “Stage IV” standards for noise levels which apply to engines manufactured or certified from 2006 onward. At this time, the U.S. regulations do not require any phase-out of aircraft that qualify only for Stage III compliance, but the European Union (“EU”) has established a framework for the imposition of operating limitations on non-Stage IV aircraft.

As of December 31, 2022, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.

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

FINANCING/SOURCE OF FUNDS

We, directly or through our Willis Engine Structured Trust III, IV, V and VI (“WEST III,” “WEST IV,” “WEST V,” and “WEST VI”) asset-backed securitizations typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, most of our engines are generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow up to 85% of an engine purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines, engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future. Additionally, for discrete financing purposes, we will enter into bi-lateral and preferred financing arrangements from time to time.

EMPLOYEES

As of December 31, 2022, we had 288 total employees, of which 263 are full-time employees (excluding consultants), in sales and marketing, technical service and administration. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

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
•the timing and amount of maintenance reserve revenues recorded resulting from the termination of long-term leases, for which significant amounts of maintenance reserves may have accumulated;
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
Environmental regulation
Governmental regulations of noise and emissions levels may be applicable where the related airframe is registered, and where the aircraft is operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the U.S. and the ICAO have adopted a more stringent set of “Stage IV” standards for noise levels which apply to engines manufactured or certified from 2006 onward. At this time, the U.S. regulations do not require any phase-out of aircraft that qualify only for Stage III compliance, but the EU has established a framework for the imposition of operating limitations on non-Stage IV aircraft. These regulations could limit the economic life of our engines and aircraft or reduce their value, could limit our ability to lease or sell the non-compliant engines or aircraft or, if modifications are permitted, require us to make significant additional investments in the engines or aircraft to make them compliant.
The U.S. and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. In 2005, the EU launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators. Concerns over global warming, climate change or other environmental issues could result in more stringent limitations on the operation of older, non-compliant engines and aircraft.
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

As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials in connection with obtaining or retaining business or securing business advantage. In addition, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. Obtaining the necessary export license or other authorization for a particular lease may be time-consuming and may result in the delay or loss of leasing opportunities.
We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated nationals of those countries. It is possible that, without our knowledge, engines or other equipment that we export end up in the possession of individuals or entities that have been designated by OFAC or are located in a country subject to sanctions.
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
We are exposed to potential liability claims if the use of our aircraft, engines or parts is alleged to have caused bodily injury or property damage. Our leases require our lessees to indemnify us against these claims and to carry insurance customary in the air transportation industry, including liability, property damage and hull all risks insurance on our engines and on our aircraft at agreed upon levels. We can give no assurance that one or more catastrophic events will not exceed insurance coverage limits or that lessees’ insurance will cover all claims that may be asserted against us. Any insurance coverage deficiency or default by lessees under their indemnification or insurance obligations may reduce our recovery of losses upon an event of loss or subject the Company to exposures that result in monetary losses for which recovery is unavailable.
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
Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses and, therefore, could have a potential adverse effect on our business.
We may not be adequately covered by insurance.
By virtue of holding title to engines and aircraft, parties suffering damage as a result of the malfunction of an engine or aircraft may assert that lessors are strictly liable for the resulting losses. Such liability may be asserted even under circumstances in which the lessor is not directly controlling the operation of the relevant aircraft. While we maintain contingent insurance covering losses not covered by our lessees’ insurance, such coverage may not be available in circumstances in which the lessees’ insurance coverage is insufficient. In addition, if a lessee is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease. We are required under certain of our debt facilities to obtain political risk insurance for leases to lessees in specified jurisdictions. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
We and our lenders generally are named as additional insureds on liability insurance policies carried by our lessees and are usually the loss payees for damage to our engines and aircraft. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon us. A loss of an aircraft in which we lease the airframe, an engine or other leased equipment could result in significant monetary claims for which there may not be sufficient insurance coverage.

Natural disasters, public health emergencies, such as the outbreak of the COVID-19 virus, and other business disruptions could cause significant harm to our customer base, which may materially adversely affect our business, results of operations, and financial condition.

Our business has been adversely impacted by the effects of the COVID-19 pandemic, which has significantly impacted the airline industry. A number of countries have imposed travel restrictions and mandatory quarantine periods causing significant economic disruption, a reduction in commercial airline traffic and flight cancellations. The continuing spread of the virus to other countries and regions may result in the imposition of additional restrictions, increased flight cancellations and greater reluctance to travel, all of which may lead to greater economic disruption and a broader adverse impact on air travel and the aviation industry, resulting in lower demand for leases of our aircraft and engines and possibly impacting the ability of our lessees to satisfy their payment obligations to us. The International Air Transport Association recently estimated that the airline industry has lost over $9.7 billion in sales in 2022 due to reductions in air travel and flight cancellations as a result of the coronavirus.
Our U.S. and international operations and warehouse facilities are also susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, and similar events.
A decrease in air travel, lack of demand for air travel or downturn in the aviation industry caused by public health emergencies or natural disasters could result in lower utilization of our engine and aircraft assets, which could in turn materially and adversely affect our business, financial condition and results of operations. In addition, the occurrence of natural disasters and health emergency or similar events in any of the regions in which we operate could disrupt and materially and adversely impact the operations of our business.
Risks Related to Our Aviation Assets
The value and lease rates of our engines and aircraft could decline.
The value of a particular model of engine depends heavily on the types of aircraft on which it may be installed and the supply of available engines. We believe engine values tend to be relatively stable so long as there is sufficient demand for the host aircraft, and the demand for aircraft depend on numerous factors, including age, technology, and customer preference. We believe the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or is used for spare parts in significant numbers. Certain types of engines and aircraft may be used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of engines and aircraft from these operators could have an adverse effect on the demand for the affected engine and aircraft types and the value of such aviation equipment.
Upon termination of a lease, we may be unable to enter into new leases or sell the affected aviation equipment on acceptable terms.
We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable equipment. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner or at all, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our equipment. As of December 31, 2022, engines on-lease with lease terms of 12 months or less and engines off-lease constituted approximately 65% of our assets. These engines may frequently need to be remarketed, which could drive up our operating costs associated with such equipment. Such higher operating costs could have a material, adverse impact on our results of operations and profitability.
Although leases of engines account for most of our revenue, leases of aircraft expose us to greater risks than leases of engines and these risks could materially impact our financial condition and results of operations.
We are exposed to a number of risks related to our aircraft leasing activities. For example, leases of aircraft subject us to greater maintenance risks because the maintenance fees we charge may not cover aircraft maintenance costs that may be higher than anticipated. In addition, we face greater credit risk from lessees in this business as the assets that we lease to them tend to have higher net book values than individual engines. Moreover, aircraft technology is constantly improving and, as a result, particular models and types of aircraft tend to become less in demand and ultimately obsolete over time as newer, more advanced and efficient aircraft become available. Consequently, we may experience difficulty in leasing or selling aircraft. Any of these risks could have a material adverse impact on our financial condition and results of operations.

We carry the risk of maintenance for our leased assets. Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.
Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST III, WEST IV, WEST V and WEST VI engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long-term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. As of December 31, 2022, 109 of our leases comprising approximately 30% of the net book value of our on-lease assets do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.
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
As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2022, we had an aggregate of approximately $7.4 million in lease rent and $5.9 million in maintenance reserve payments more than 30 days past due as compared to $6.8 million in lease rent and $4.1 million in maintenance reserve payments more than 30 days past due as of December 31, 2021. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.
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
Various airlines have filed for bankruptcy in the U.S. and in foreign jurisdictions, with some seeking to restructure their operations and others ceasing operations entirely. In the case of airlines that are restructuring, such airlines often reduce their flights or eliminate the use of certain types of aircraft and the related engine types. Applicable bankruptcy laws often allow these airlines to terminate leases early and to return our engines or aircraft without meeting the contractual return conditions. In that case, we may not be paid the full amount, or any part, of our claims for these lease terminations. Alternatively, we might negotiate agreements with those airlines under which the airline continues to lease the engine or aircraft, but under modified lease terms. If requests for payment restructuring or rescheduling are made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, although the terms of any revised payment schedules may be unfavorable and such payments may not be made.  In the case of an airline which has ceased operations entirely, in addition to the risk of nonpayment, we face the enhanced risk of deterioration or total loss of an engine or aircraft while it is under uncertain custody and control. In that case, we may be required to take legal action to secure the return of the engine or aircraft and its records or, alternatively, to negotiate a settlement under which we can immediately recover the engine or aircraft and its records in exchange for waiving subsequent legal claims.
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
Risks Related to Our Orders of New Engines
We have committed to purchase new engines in 2023 with an aggregate value of up to $98.2 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:
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
Risks Related to Our Capital Structure
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
A significant increase in our cost to acquire engines and aircraft, or in our cost of strategic investments, due to increased interest expense or cost of capital will make it more difficult for us to make accretive acquisitions. The disruptions may also adversely affect our ability to raise additional capital to fund our continued growth. Although we have adequate debt commitments from our lenders, assuming they are willing and able to meet their contractual obligation to lend to us, market disruptions may adversely affect our ability to raise additional equity capital to fund future growth, requiring us to rely on internally generated funds. This would lower our rate of capital investment which, in turn, could materially and adversely affect the business and the Company's results of operations.
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
We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our purchasing or redeeming stock, or declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST III, WEST IV, WEST V and WEST VI, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we request or require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.
We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month London Interbank Offered Rate (“LIBOR”), so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. As reported by Intercontinental Exchange, the one-month LIBOR was approximately 4.39% and 0.10% on December 31, 2022 and 2021, respectively.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
Certain of our indebtedness is made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the UK’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Subsequently, the UK’s Financial Conduct Authority announced the date has been moved to June 2023. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

In December 2022, the FASB issued Accounting Standards Update (“ASU”) ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which extended the sunset date to apply the relief in Topic 848 from December 31, 2022 to December 31, 2024. The amendment in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective December 1, 2022. When the transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2024. The adoption of this ASU did not impact the Company’s consolidated financial statements and related disclosures.
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
The WEST III structured facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 20% limitation on sales, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.

The WEST IV structured facility includes restrictions and limitations on the sale of assets in that facility including, with respect to pro forma limitations on assets subject to part-out agreements, a 20% limitation on sales, and also, in certain situations, with respect to a 25% limit on assets sold below a specific dollar threshold.
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
These limitations on our ability to sell equipment in our portfolio could diminish our ability to manage and optimize our portfolio of airline equipment and, as a result, could have a material and adverse impact on our results of operations, financial condition, liquidity, and cash flows.
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
Risks Related to The Common Stock Trading Price
The Company’s Common Stock trading price may be affected by numerous factors that may impose a financial risk on the Company’s stockholders.
The trading price of our common stock may fluctuate due to many factors, including but not limited to the following:
•risks relating to our business described in this Annual Report;
•sales or purchases of our securities by a few stockholders or even a single significant stockholder;
•general economic conditions;
•changes in accounting mandated under GAAP;
•quarterly variations in our operating results;
•our financial condition, performance and prospects;
•changes in financial estimates by us;

•the level, direction and volatility of interest rates and expectations of changes in rates;
•the market for securities similar to our common stock;
•changes in our capital structure, including additional issuances by us of debt or equity securities; and
•failure to maintain effective internal controls over financial reporting.
In addition, the U.S. stock markets have experienced price and volume volatility that have affected many companies’ stock prices, often for reasons unrelated to the operating performance of those companies.
Risks Related to Our Foreign Operations
A substantial portion of our lease revenue comes from foreign customers, subjecting us to divergent regulatory requirements.
For the year ended December 31, 2022, 60% of our lease rent revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the U.S. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. We also can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.
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
We may not be able to enforce our rights as a creditor if a lessee files for bankruptcy outside of the U.S.
When a debtor seeks protection under the United States Bankruptcy Code (“Bankruptcy Code”), creditors are automatically stayed from enforcing their rights. In the case of U.S.-certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. Section 1110 has been the subject of significant litigation and we can give no assurance that Section 1110 will protect our investment in aircraft or engines in the event of a lessee’s bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the U.S. and applicable foreign laws may not provide comparable protection.
Liens on our engines or aircraft could exceed the value of such assets, which could negatively affect our ability to repossess, lease or sell a particular engine or aircraft.

Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to engines and aircraft. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine or aircraft to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine or aircraft. Such liens may have priority over our interest as well as our creditors’ interest in the engines or aircraft, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the U.S. These liens and lien holders could impair our ability to repossess and lease or sell the engines or aircraft. We cannot give assurance that our lessees will comply with their obligations to discharge third-party liens on our assets. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess such assets.
In certain countries, an engine affixed to an aircraft may become an accession to the aircraft and we may not be able to exercise our ownership rights over the engine.
In some jurisdictions, an engine affixed to an aircraft may become an accession to the aircraft, so that the ownership rights of the owner of the aircraft supersede the ownership rights of the owner of the engine. If an aircraft is security for the owner’s obligations to a third party, the security interest in the aircraft may supersede our rights as owner of the engine. This legal principle could limit our ability to repossess an engine in the event of a lessee bankruptcy or lease default while the aircraft with the engine installed remains in such a jurisdiction. We may suffer a loss if we are not able to repossess engines leased to lessees in these jurisdictions.
Changes to trade policy, tariff, sanction and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.
Changes in U.S. or international, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories or countries where we currently conduct our business, could adversely affect our business. The executive branch of the U.S. government has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on corporations or countries, and other government regulations affecting trade between the U.S. and other countries that will affect the manner in which we conduct our business. Trading partners of the U.S. have also implemented and threatened to implement retaliatory tariffs and/or other impediments to trade.
As a result of new or threatened tariffs, sanctions and/or impediments to trade, both from the U.S. and other countries, there may be greater restrictions and economic disincentives on international trade. The new or threatened tariffs, sanctions and other changes in trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing tariffs and/or economic sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and services, and as a result, could have an adverse effect on our business, financial condition and results of operations.

The effects of the UK’s withdrawal from the EU (“Brexit”), including on trade agreements, are not yet known and the uncertainty creates challenges and risks which may materially and adversely affect our business.
On June 23, 2016, the UK voted in favor of a referendum to leave the EU, commonly referred to as “Brexit” and the UK ceased to be a member of the EU on January 31, 2020. A transition period through December 31, 2020 was established to allow the UK and the EU to negotiate the terms of the UK’s withdrawal. However, there is continued uncertainty surrounding the future relationship between the UK and the EU, including any trade agreements between them, which could adversely affect European and worldwide economic and market conditions, and contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Laws to replace or replicate. The ultimate effects of Brexit will depend on the specific terms of any agreement the UK and the EU reach to provide access to each other’s respective markets.
We have a presence in the UK and certain EU countries, including Ireland, and France. During 2022, we derived approximately 60% of our core lease rent revenue from international business. The consequences of Brexit could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate.
Risks Related to Our Small Size and Corporate Structure
Intense competition in our industry, particularly with major companies with substantially greater financial, personnel, marketing and other resources, could cause our revenues and business to suffer.

The engine and aircraft leasing industry is highly competitive and global. Our primary competitors include AerCap Holdings N.V., GE Capital Aviation Services, Shannon Engine Support Ltd., Pratt & Whitney, Rolls-Royce Partners Finance and Engine Lease Finance Corporation.
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
•unanticipated costs and delays;
•risks that the acquired business does not perform consistently with our growth and profitability expectations;
•risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; and
•potential loss of key employees and customers.
Any of the above factors could have a material adverse effect on us.
We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business.

Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and operation of all aircraft operated in the U.S. and equivalent regulatory agencies in other countries, such as the EASA in Europe, regulate aircraft operated in those countries. We include, with the aircraft, engines and related parts that we purchase, lease and sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, certain product sales to foreign countries require approval or licensing from the U.S. government.  Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.
We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.
Charles F. Willis, IV is the founder of WLFC, has served as a Director since our establishment in 1985, served as Chief Executive Officer from 1985 until April 2022, served as President until July 2011, and has served as Chairman of the Board of Directors from 1996 until April 2022, when he became Executive Chairman. Mr. Willis has over 45 years of experience in the aviation industry which includes serving as President of Willis Lease’s predecessor, Charles F. Willis Company, which purchased, financed and sold a variety of large commercial transport aircraft and provided consulting services to the aviation industry, Assistant Vice President of Sales at Seaboard World Airlines, a freight carrier, and various positions at Alaska Airlines, including positions in the flight operations, sales and marketing departments. Mr. Willis brings to the Board significant senior leadership, sales and marketing, industry, technical and global experience, as well as a deep institutional knowledge of the Company, its operations and customer relations.
As of December 31, 2022, Mr. Willis beneficially owned or had the ability to direct the voting of 3,073,706 shares of our common stock, representing approximately 46% of the issued shares of our common stock. As a result, Mr. Willis effectively controls the Company and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the Company's board of directors. In addition, future sales by Mr. Willis of substantial amounts of the Company's common stock, or the potential for such sales, could adversely affect the prevailing market price of the Company's common stock.

If the negotiation over a possible “take-private” transaction involving our company is not completed, our business could be harmed and our stock price could decline.

Since November 2022, an independent committee established by our Board of Directors has been reviewing and negotiating a proposal in which Mitsui & Co., Ltd., a Japanese limited company, Fuyo General Lease Co., Ltd., JA Mitsui Leasing, Ltd., and CFW Partners, L.P. (“CFW”) would acquire all of the outstanding shares of the Company’s common stock not already owned by CFW, Charles F. Willis, IV, Austin Chandler Willis and their respective affiliates. This would result in the Company's becoming a privately-held company. While the parties are negotiating in good faith a potential transaction, a complete proposal has not been submitted for consideration by the independent committee, including indicative financing terms, and there can be no assurance regarding the terms and details of any transaction, that any future proposal will be made, that any proposal will be accepted by the independent committee or that any take-private transaction will ultimately be consummated. If the negotiations cease or the potential transaction is terminated, the market price of our common stock will likely decline as the result of publicly disclosed prices communicated to the independent committee over the course of negotiations. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the potential transaction prior to its execution or closing that will not be recovered if the potential transaction is not completed. As a consequence of the failure of the potential transaction to be completed, as well as of some or all of these potential effects of the termination of the potential transaction, our business could be harmed in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and to generate new business.

The possibility of a “take-private” transaction could harm our business, revenue and results of operations.

While negotiations with the independent committee are continuing and a potential transaction could occur, it creates uncertainty about our future. In prior years, there have been take-private negotiations that did not result in a take-private transaction. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending completion of the potential transaction or termination of the potential transaction. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of investors. In addition, while negotiations are ongoing and a potential transaction could occur, we are subject to a number of risks that may harm our business, revenue and results of operations, including:

•the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;
•we have and will continue to incur significant expenses related to the potential transaction prior to its completion; and
•we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
Our business might suffer if we were to lose the services of certain key employees.
Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Executive Chairman, could have a material adverse effect on our business as our key employees have knowledge of our industry and customers and would be difficult to replace.
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
As of December 31, 2022, we were in compliance with the financial covenants set forth in the WEST III, WEST IV, WEST V and WEST VI servicing and administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as servicer or administrative agent for the WEST III, WEST IV, WEST V and WEST VI facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated VIE’s WEST III, WEST IV, WEST V and WEST VI, would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.
Provisions in Delaware law and our charter and bylaws might prevent or delay a change of control.
Certain provisions of law, our amended certificate of incorporation, bylaws and amended rights agreement could make the following more difficult: (1) an acquisition of us by means of a tender offer, a proxy contest or otherwise, and (2) the removal of incumbent officers and directors.
Our board of directors has authorized the issuance of shares of 6.5% Series A Preferred Stock and 6.5% Series A-2 Preferred Stock, by us and to Development Bank of Japan Inc. (“DBJ”), with American Stock Transfer and Trust Company serving as rights agent. The rights agreement could make it more difficult to proceed with and tends to discourage a merger, tender offer or proxy contest. Our amended certificate of incorporation also provides that stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent and, in certain circumstances relating to acquisitions or other changes in control, requires an 80% super majority vote of all outstanding shares of our common stock. Our bylaws also limit the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal offices are located in Coconut Creek, Florida where we own 56,000 square feet of office and warehouse space. We also own 130,000 square feet of office and warehouse space in Bridgend, Wales, UK. We lease 60,000 square feet of hangar and office space in Darlington, UK. We lease 45,000 square feet of warehouse space in Pompano Beach, Florida. We sub-lease 1,615 square feet of office and warehouse space for our operations in San Diego, California. We lease 4,166 square feet of office space in Dublin, Ireland. We also lease facilities for sales and operations in Larkspur, CA; Shanghai, China; Singapore; and Blagnac, France.

The Company’s Leasing and Related Operations segment conducts business in all of the properties above except for Pompano Beach. The Spare Parts segment primarily conducts business in the Coconut Creek and Pompano Beach, Florida facilities.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is listed on the Nasdaq Global Market under the symbol WLFC. As of March 7, 2023, there were approximately 2,000 shareholders of record of our Common Stock.

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

The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	113,538
2007 Stock Incentive Plan	—	n/a	—
2021 Stock Incentive Plan	—	n/a	637,896
Total	—	n/a	751,434

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, in which a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date. As of December 31, 2022, there were no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan, a total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. In November 2021, the 2018 Plan was amended and restated as the 2021 Stock Incentive Plan (the “2021 Plan”) to increase the number of shares reserved for issuance under the 2021 Plan by 1,000,000 shares. The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically over one year. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of December 31, 2022, the Company had granted 1,256,700 RSAs under the 2021 Plan and has 637,896 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

At its October 26, 2022 meeting, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company's common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. During 2022, the Company repurchased 154,215 shares of common stock for approximately $5.2 million at a weighted average price of $33.98. At December 31, 2022, approximately $39.6 million was available to purchase shares under the plan. As of December 31, 2022, the total number of common shares issued was approximately 6.6 million.

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

General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of December 31, 2022, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. As of December 31, 2022, we had 80 lessees in 41 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2022, we had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2022, we also managed 324 engines, aircraft and related equipment on behalf of other parties.

    Willis Aero is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft engines. Willis Asset Management is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owns a lease portfolio of 35 engines and five aircraft with a net book value of $255.5 million at December 31, 2022. Our investment in the joint venture was $41.0 million as of December 31, 2022.

In 2014 we entered into an agreement with CASC to participate in CASC Willis, a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $42.7 million as of December 31, 2022. Our investment in the joint venture was $15.2 million as of December 31, 2022.

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

COVID-19 Impact. In January 2022, the Company lifted travel restrictions and subsequently reopened its corporate headquarters and other offices for employees and contractors to work from. The Company has experienced and continues to experience various degrees of disruption due to the COVID-19 pandemic. Lower demand for air travel presents significant risks to the Company, resulting in impacts which have adversely affected the Company's business, results of operations, and financial condition. The Company is not able to evaluate or foresee the full extent of these impacts at the current time.

The scope and nature of the impact of COVID-19 on the airline industry, and in turn the Company's business, continue to evolve and the outcomes are uncertain. Given the uncertainty in the rapidly changing market and economic conditions related to COVID-19, we will continue to evaluate the nature and extent of the impact to the Company's business and financial position. The ultimate extent of the effects of the COVID-19 pandemic on the Company will depend on future developments, and such effects could exist for an extended period of time.

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
We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2022, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. Under these leases, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 15% to 17% residual value. The marine vessel is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. Major overhauls paid for by us, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2022, 28 engines having a net book value of $24.2 million were depreciated under this policy with estimated remaining useful lives ranging from 1 to 101 months.

Asset Valuation. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

On a quarterly basis, management monitors the lease portfolio for events which may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to part-out or sell an asset, knowledge of specific damage to an asset (e.g., impairment of two engines as a result of the Russia and Ukraine conflict), or supply/demand events which may impact the Company’s ability to lease an asset in the future. On an annual basis, even absent any such ‘triggering event’, we evaluate the carrying value of the assets in our lease portfolio to determine if any impairment exists.

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

We must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, are as follows:

•Fair value – we determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors, including but not limited to current data from airlines, engine manufacturers and MRO providers as well as specific market sales and repair cost data.

•Future cash flows – when evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific engine models, including estimates of market lease rates and future demand. These assumptions are based upon lease rates that we are obtaining in the current market as well as our expectation of future demand for the specific engine/aircraft model.

If the forecasted undiscounted cash flows and fair value of our long-lived assets decrease in the future, we may incur impairment charges. Write-downs of equipment to their estimated fair values totaled $21.8 million for the year ended December 31, 2022, primarily reflecting an adjustment of the carrying value of four impaired engines. Of these write-downs, $20.4 million reflects the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business. As of December 31, 2022, included within equipment held for lease and equipment held for sale was $32.4 million in remaining book value of 16 assets which were previously written down.

Write-downs of equipment to their estimated fair values totaled $7.7 million for the year ended December 31, 2021 which included write-downs of $3.9 million due to a management decision to monetize three engines and one airframe either by sale to a third party or for part-out and $3.8 million for the adjustment of the carrying value of seven impaired engines.

Management continuously monitors the aviation industry and evaluates any trends, events and uncertainties involving airlines, individual aircraft and engine models, as well as the engine leasing and sale market which would materially affect the methodology or assumptions employed by WLFC. We do not consider there to be any trends, events or uncertainties that currently exist or that are reasonably likely to occur that would materially affect our methodology or assumptions. However, should any arise, we will adjust our methodology and our disclosure accordingly.

Spare parts inventory is stated at the lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue is summarized as follows:

	Years Ended December 31,
	2022	2021	% Change
	(dollars in thousands)
Lease rent revenue	$162,571	$134,831	20.6%
Maintenance reserve revenue	83,424	73,961	12.8%
Spare parts and equipment sales	27,009	17,417	55.1%
Interest income	7,579	12,938	(41.4)%
Gain on sale of leased equipment	3,133	5,975	(47.6)%
Gain on sale of financial assets	3,116	10,874	(71.3)%
Asset transition fee	—	6,256	(100.0)%
Other revenue	25,095	11,950	110.0%
Total revenue	$311,927	$274,202	13.8%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $27.7 million, or 20.6%, to $162.6 million for the year ended December 31, 2022 from $134.8 million for the year ended December 31, 2021. The increase is primarily due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to the prior period. During the year ended December 31, 2022, we purchased equipment (including capitalized costs) totaling $286.4 million, which consisted of 46 engines, one aircraft and other parts and equipment purchased for our lease portfolio. During the year ended December 31, 2021, we purchased equipment (including capitalized costs) totaling $205.8 million, which primarily consisted of 34 engines, four airframes, one aircraft and other parts and equipment purchased for our lease portfolio.

One customer accounted for more than 10% of total lease rent revenue during the years ended December 31, 2022 and 2021.

As of December 31, 2022, the Company had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases. As of December 31, 2021, the Company had $1,991.4 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, and $22.5 million of maintenance rights. Average utilization (based on net book value) was approximately 82% and 81% for the years ended December 31, 2022 and 2021, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue for the year ended December 31, 2022 increased $9.5 million, or 12.8%, to $83.4 million from $74.0 million for the year ended December 31, 2021. Long-term maintenance revenue was $36.0 million for the year ended December 31, 2022 compared to $56.3 million for the year ended December 31, 2021. Engines out on lease with “non-reimbursable” usage fees generated $47.4 million of short-term maintenance revenues for the year ended December 31, 2022 compared to $17.7 million for the year ended December 31, 2021, as a result of recovery in global flight traffic subsequent to the most significant impacts of the COVID-19 pandemic. As of December 31, 2022, there was $6.3 million of deferred in-substance fixed payment use fees included in Unearned Revenue.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2022 increased by $9.6 million, or 55.1%, to $27.0 million compared to $17.4 million for the year ended December 31, 2021. Spare parts sales for the year ended December 31, 2022 were $25.9 million compared to $17.4 million for the year ended December 31, 2021. The increase in spare parts sales was driven by an industry-wide increase in engine and aircraft utilization, and the demand for parts associated with such increase compared to the prior year period. There were equipment sales of $1.1 million for the sales of two engines during the year ended December 31, 2022, compared to no equipment sales during the year ended December 31, 2021.

Interest Income. Interest income decreased by $5.4 million, to $7.6 million for the year ended December 31, 2022 from $12.9 million in 2021. The decrease is primarily the result of a decrease in notes receivable of $34.0 million, partially offset by an increase in investments in sales-type leases of $6.4 million.

Gain on Sale of Leased Equipment. During the year ended December 31, 2022, we sold 25 engines from the lease portfolio for a net gain of $3.1 million. During the year ended December 31, 2021, we sold 12 engines and one airframe from the lease portfolio for a net gain of $6.0 million.

Gain on Sale of Financial Assets. During the year ended December 31, 2022, we sold four notes receivable for a net gain of $3.1 million. There were two notes receivable sold for a $10.9 million net gain on sale of financial assets during the year ended December 31, 2021.

Asset Transition Fee. There was no asset transition fee during the year ended December 31, 2022. Asset transition fee was $6.3 million during the year ended December 31, 2021 reflecting the settlement received from the close out of an engine transition program.

Other Revenue. Other revenue increased by $13.1 million, to $25.1 million for the year ended December 31, 2022 from $12.0 million in 2021. The increase primarily reflects an increase of $12.2 million in managed service revenues subsequent to the most significant impacts of the COVID-19 pandemic.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.2 million, or 2.5%, to $88.3 million for the year ended December 31, 2022 compared to $90.5 million for the year ended December 31, 2021. The decrease reflects certain assets reaching the end of their depreciable lives as compared to the prior year period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $5.9 million, or 39.6%, to $20.8 million for the year ended December 31, 2022 compared to $14.9 million in the prior year period due to higher spare parts sales and aged lot write-downs. Cost of equipment sales was $0.1 million for the year ended December 31, 2022, compared to no cost of equipment sales for the year ended December 31, 2021.

Write-down of Equipment. Write-downs of equipment to their estimated fair values totaled $21.8 million for the year ended December 31, 2022, primarily reflecting an adjustment of the carrying value of four impaired engines. Of these write-downs, $20.4 million reflects the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business. Write-downs of equipment totaled $7.7 million for the year ended December 31, 2021 which included write-downs of $3.9 million due to a management decision to monetize three engines and one airframe either by sale to a third party or for part-out and $3.8 million for the adjustment of the carrying value of seven impaired engines.

General and Administrative Expenses. General and administrative expenses increased 22.8% to $92.5 million for the year ended December 31, 2022 compared to $75.4 million in 2021. The increase primarily reflects a $3.8 million increase in personnel costs, inclusive of a $1.0 million bonus to our Executive Chairman for his 25 years of prior service to the Company, as well as a $2.2 million reduction to the prior year period personnel costs resulting from the Coronavirus Aid, Relief, and Economic Security Act employee retention credit. Additionally, with the lifting of travel bans and the opening of various markets, travel and related costs increased by $3.8 million as our sales force reengaged with customers globally. Project costs increased by $3.5 million, primarily related to an increase in managed service revenues subsequent to the most significant impacts of the COVID-19 pandemic.

Technical Expense. Technical expenses consist of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. These expenses increased 53.7% to $14.4 million for the year ended December 31, 2022, compared to $9.4 million in 2021. The increase is primarily due to an increase in engine maintenance due to an industry-wide increase in engine and aircraft utilization and engine hub repairs resulting from a FAA airworthiness directive, as compared to the prior year period.

Net Finance Costs. Net finance costs decreased to $64.2 million in the year ended December 31, 2022, from $68.0 million for the year ended December 31, 2021. The decrease was primarily due to a $2.6 million gain on debt extinguishment associated with the repurchase of six tranches of ABS notes as well as a reduction in interest expense primarily related to assets that transitioned in our WEST VI financing, which allowed for restricted cash to pay down credit facility indebtedness.

Income Taxes. Income tax expense for the year ended December 31, 2022 decreased to $4.4 million from $5.8 million for the comparable period in 2021. The effective tax rate for the years ended December 31, 2022 and December 31, 2021 was 44.5% and 63.3%, respectively. The decrease in the effective tax rate was predominantly due to a state tax benefit recognized in 2022.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, the Company had $89.0 million of cash, cash equivalents and restricted cash. At December 31, 2022, $10.7 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. Other than $6.2 million held at a subsidiary in China, for which the tax impact of the planned repatriation has been accrued, we do not intend to repatriate the funds held in other foreign subsidiaries to the U.S. In the event that we decide to repatriate these funds held at the other foreign subsidiaries to the U.S., we would be required to accrue and pay taxes upon the repatriation.

We generate significant cash flow from our core business as evidenced by our net cash provided by operating activities which was $144.4 million in 2022. Beyond cash provided through operations, we generally fund the growth of our business through a combination of equity and corporate borrowings secured by our equipment lease portfolio. Cash of approximately $284.0 million and $513.7 million in the years ended December 31, 2022 and 2021, respectively, was derived from this borrowing activity. In these same time periods $228.8 million and $417.0 million, respectively, was used to pay down related debt.

Our credit facility is our primary source of capital to grow our business. We also access the ABS and other markets to establish term fixed rate debt financing to better match our long-lived assets. The Company’s credit facility matures in 2024 and we have historically rolled that facility prior to its expiration. The ABS market continues to be open for issuers like the Company. Refer to Note 6 of the consolidated financial statements for a detailed discussion of the Company’s debt obligations.

The impact of the COVID-19 pandemic on the global business environment has caused and could result in additional customer bankruptcies, early lease returns, payment defaults, or future rental concessions which could reduce rent or defer customer payments, negatively impacting our financial results.

Preferred Stock Dividends

In October 2016, the Company sold and issued to DBJ an aggregate of 1,000,000 shares of the Company’s 6.5% Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting investor fees were $19.8 million.

In September 2017, the Company sold and issued to DBJ an aggregate of 1,500,000 shares of the Company’s 6.5% Series A-2 Preferred Stock, $0.01 par value per share (the “Series A-2 Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting issuance costs were $29.7 million.

The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the years ended December 31, 2022 and 2021, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.

Cash Flows Discussion

Cash flows provided by operating activities were $144.4 million and $90.7 million in the years ended December 31, 2022 and 2021, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 80% and 82%, by book value, of our assets were on-lease as of December 31, 2022 and 2021, respectively. The average utilization rate for the years ended December 31, 2022 and 2021 was approximately 82% and 81%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $194.4 million for the year ended December 31, 2022 and primarily reflected $15.3 million related to a lease entered into during 2022 which was classified as a note receivable under ASC 842 and $286.4 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), partly offset by $69.2 million in proceeds from sales of equipment (net of selling expenses) and $40.7 million in proceeds from the sale of notes receivable (net of selling expenses). Cash flows used in investing activities were $148.0 million for the year ended December 31, 2021 and primarily reflected $44.4 million related to leases entered into during 2021 which were classified as notes receivable under ASC 842 and $205.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), partly offset by $37.6 million in proceeds from sales of equipment (net of selling expenses) and $58.4 million in proceeds from the sale of notes receivable (net of selling expense).

Cash flows provided by financing activities for the year ended December 31, 2022 were $43.3 million and primarily reflected $284.0 million in proceeds from the issuance of debt obligations, partly offset by $228.8 million in principal payments and $5.2 million in share repurchases. Cash flows provided by financing activities for the year ended December 31, 2021 were $74.1 million and primarily reflected $513.7 million in proceeds from the issuance of debt obligations, partly offset by $417.0 million in principal payments, $10.1 million in share repurchases, and $4.6 million in debt issuance costs.

Debt Obligations and Covenant Compliance

At December 31, 2022, debt obligations consists of loans totaling $1,847.3 million, net of unamortized debt issuance costs, payable with interest rates varying between approximately 3.1% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 6 “Debt Obligations” in Part II, Item 8 of this Form 10-K.

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

In May 2021, WLFC repaid an existing note payable with a balance of $5.8 million that was secured by two engines.

In December 2022, the Company recognized a $2.6 million gain on debt extinguishment associated with the repurchase of six tranches of ABS notes with a balance of $12.2 million.

The assets of WEST III, WEST IV, WEST V and WEST VI are not available to satisfy the Company’s obligations other than the obligations specific to the applicable WEST entity. WEST III, WEST IV, WEST V and WEST VI are consolidated for financial statement presentation purposes. WEST III, WEST IV, WEST V and WEST VI’s ability to make distributions and pay dividends to the Company is subject to the prior payment of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST IV, WEST V and WEST VI, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST IV, WEST V and WEST VI indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

Virtually all of our debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly, and the Company was in full compliance with all financial covenant requirements at December 31, 2022.

At December 31, 2022, we were in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.00 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2022, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures, servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2022:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,862,089	$88,090	$848,001	$450,230	$475,768
Interest payments under debt obligations	259,211	86,816	102,421	56,000	13,974
Operating lease obligations	11,350	3,268	5,909	1,319	854
Purchase obligations	428,137	98,233	237,134	92,770	—
Total	$2,560,787	$276,407	$1,193,465	$600,319	$490,596

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing nine additional new LEAP-1B engines for $145.3 million and 18 additional new LEAP-1A engines for $282.8 million by 2026. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $77.7 million and $112.0 million by 2030.

$62.9 million of variable interest payments due under debt obligations, scheduled above, are estimated by applying the interest rates applicable at December 31, 2022 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month LIBOR.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2023. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2022, $727.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month LIBOR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk; such investments are not intended to speculate or trade in derivative products. As of December 31, 2022, we have five interest rate swap agreements. During the first quarter of 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 13 months and two with remaining terms of 37 months as of December 31, 2022. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 18 months as of December 31, 2022. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The net fair value of the swaps as of December 31, 2022 was $34.8 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all of our derivative transactions are entered into for the purposes described above, hedge accounting is only applied when specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression at the inception of the hedge and either regression or qualitative analysis on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The Company recorded an adjustment to interest expense of $(7.8) million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, from derivative investments.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

RELATED PARTY TRANSACTIONS

Joint Ventures

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.0 million and $2.1 million during the years ended December 31, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2022, the Company sold two engines to WMES for $12.6 million. During 2021, the Company sold two engines to WMES for $25.0 million.

There were no engine or aircraft sales to CASC Willis during 2022 or 2021.

Other

During 2022, the Company paid approximately $35,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services. Additionally, during the year ended December 31, 2022, the Company paid a third-party vendor approximately $0.1 million under an exclusive use agreement for an aircraft used for business-related purposes. The third-party vendor leased the aircraft from a company which our Executive Chairman owns. These transactions were approved by the Board’s Independent Directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in LIBOR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2022, $727.0 million of our outstanding debt is variable rate debt. We estimate that for every 1% increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $2.3 million compared to $0.9 million in 2021.

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

We are also exposed to currency devaluation risk. During the years ended December 31, 2022 and 2021, 60% and 54% of our total lease rent revenues came from non-U.S. domiciled lessees, respectively. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page 36.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2022, our internal control over financial reporting is effective under those criteria.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s 2022 consolidated financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. Grant Thornton’s audit report appears on page 42.

(d)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) (2) Financial Statement Schedules

Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 75.

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
10.3†
Employment Agreement, dated as of March 3, 2022 and effective as of April 1, 2022, by and between the Registrant and Charles F. Willis IV (incorporated by reference to Exhibit 10.2 to our report on Form 10-Q filed on May 10, 2022).

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

10.12†	Employment Agreement, dated as of August 2, 2022, by and between the Registrant and Brian R. Hole (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed on November 4, 2022).
10.13†
Employment Agreement, dated as of March 2022 and effective as of April 1, 2022, by and between the Registrant and Austin C. Willis (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed on May 10, 2022).

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

21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________
*    Certain portions of this exhibit have been redacted pursuant to a Securities and Exchange Commission order granting confidential treatment or constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

Dated:	March 10, 2023

Willis Lease Finance Corporation

		By:	/s/ AUSTIN C. WILLIS
Austin C. Willis
Chief Executive Officer and Director

Dated:	Title	Signature

Date: March 10, 2023	Chief Executive Officer and Director	/s/ AUSTIN C. WILLIS
	(Principal Executive Officer)	Austin C. Willis

Date: March 10, 2023	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Financial and Accounting Officer)	Scott B. Flaherty

Date: March 10, 2023	Director	/s/ HANS JOERG HUNZIKER
Hans Joerg Hunziker

Date: March 10, 2023	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 10, 2023	Director	/s/ RAE ANN MCKEATING
Rae Ann McKeating

Date: March 10, 2023	Executive Chairman and Director	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV

Reports of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of equipment held for operating lease

As described further in Notes 1(d) and 9 to the consolidated financial statements, the Company reviews its equipment held for operating lease (which is inclusive of certain failed sale-leaseback transactions classified as notes receivable and investments in sales-type leases), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and annually, for certain equipment held for operating lease. With respect to the annual review, indicators of impairment are identified by review of independent appraisals. If an indicator of impairment is identified, the Company performs an analysis of undiscounted forecasted cash flows over the life of the asset as compared to the asset book value. When an asset’s undiscounted forecasted cash flows are less than the book value, an impairment charge is recorded for the difference between carrying value and fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. As a result of the annual impairment test, the Company recorded no impairment charges for the year ended December 31, 2022. As of December 31, 2022, the balance of equipment held for operating lease, notes receivable and investments in sales-type leases was $2.1 billion, $81.4 million and $6.4 million, respectively. We identified the valuation of equipment held for operating lease as a critical audit matter.

The principal considerations for our determination that the valuation of equipment held for operating lease is a critical audit matter are that subjective auditor judgment was required to evaluate: (i) the assumptions used by management engaged independent appraisers, including the accuracy of data provided to management’s specialist to determine the fair value; and (ii) the assumptions used by management to calculate the undiscounted future cash flows, including assumptions of estimated lease rates, maintenance revenues, and remaining lease periods.

Our audit procedures related to the valuation of equipment held for operating lease included the following, among others:

•We evaluated the design and operating effectiveness of certain internal controls related to management’s review of the independent appraiser’s report, including the accuracy of data provided to management’s specialist and the review of assumptions used to determine undiscounted future cash flows.

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

•Evaluated the reasonableness of the following assumptions used in the undiscounted cash flows by comparing them to historical and Company specific data: estimated lease rates, maintenance revenues, and remaining lease periods;

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
March 10, 2023

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 10, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 10, 2023

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$12,146	$14,329
Restricted cash	76,870	81,312
Equipment held for operating lease, less accumulated depreciation of $543,183 and $524,968 at December 31, 2022 and 2021, respectively	2,111,935	1,991,368
Maintenance rights	17,708	22,511
Equipment held for sale	3,275	6,952
Receivables, net of allowances of $1,511 and $1,154 at December 31, 2022 and 2021, respectively	46,954	39,623
Spare parts inventory	38,577	50,959
Investments	56,189	55,927
Property, equipment & furnishings, less accumulated depreciation of $16,060 and $13,484 at December 31, 2022 and 2021, respectively	35,350	31,327
Intangible assets, net	1,129	1,188
Notes receivable	81,439	115,456
Investments in sales-type leases	6,440	—
Other assets	87,205	51,975
Total assets (1)	$2,575,217	$2,462,927

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$43,040	$26,858
Deferred income taxes	132,516	124,332
Debt obligations	1,847,278	1,790,264
Maintenance reserves	59,453	65,976
Security deposits	20,490	19,349
Unearned revenue	17,863	10,458
Total liabilities (2)	2,120,640	2,037,237

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2022 and 2021)	49,889	49,805

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,615 and 6,531 shares issued at December 31, 2022 and 2021, respectively)	66	65
Paid-in capital in excess of par	20,386	15,401
Retained earnings	357,493	355,388
Accumulated other comprehensive income, net of income tax expense of $7,587 and $1,469 at December 31, 2022 and 2021, respectively	26,743	5,031
Total shareholders’ equity	404,688	375,885
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,575,217	$2,462,927
________________________________________________________
(1)Total assets at December 31, 2022 and 2021 include the following assets of variable interest entity’s (“VIE’s”) that can only be used to settle the liabilities of the VIE’s: Restricted cash $76,870 and $81,312; Equipment $1,167,970 and $1,226,395; Maintenance rights $5,433 and $5,433; Inventory $0 and $4,367; Notes receivable $80,220 and $90,868; and Other assets $6,470 and $4,775, respectively.
(2)Total liabilities at December 31, 2022 and 2021 include the following liabilities of VIEs for which the VIEs' creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,118,721 and $1,197,922, respectively.
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021
REVENUE
Lease rent revenue	$162,571	$134,831
Maintenance reserve revenue	83,424	73,961
Spare parts and equipment sales	27,009	17,417
Interest income	7,579	12,938
Gain on sale of leased equipment	3,133	5,975
Gain on sale of financial assets	3,116	10,874
Asset transition fee	—	6,256
Other revenue	25,095	11,950
Total revenue	311,927	274,202

EXPENSES
Depreciation and amortization expense	88,260	90,504
Cost of spare parts and equipment sales	20,833	14,927
Write-down of equipment	21,849	7,715
General and administrative	92,530	75,350
Technical expense	14,415	9,381
Net finance costs:
Interest expense	66,743	67,985
Gain on debt extinguishment	(2,558)	—
Total net finance costs	64,185	67,985
Total expenses	302,072	265,862

Income from operations	9,855	8,340
(Loss) Income from joint ventures	(62)	800
Income before income taxes	9,793	9,140
Income tax expense	4,354	5,788
Net income	5,439	3,352
Preferred stock dividends	3,250	3,251
Accretion of preferred stock issuance costs	84	83
Net income attributable to common shareholders	$2,105	$18

Basic weighted average earnings per common share:	$0.35	$—
Diluted weighted average earnings per common share:	$0.33	$—

Basic weighted average common shares outstanding	6,071	6,112
Diluted weighted average common shares outstanding	6,297	6,346
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2022	2021
Net income	$5,439	$3,352
Other comprehensive income:
Currency translation adjustment	(1,373)	398
Unrealized gain on derivative instruments	27,508	11,250
Unrealized gain on derivative instruments at joint venture	1,697	1,454
Net gain recognized in other comprehensive income	27,832	13,102
Tax expense related to items of other comprehensive income	6,120	2,954
Other comprehensive income	21,712	10,148
Total comprehensive income	$27,151	$13,500
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Years Ended December 31, 2022 and 2021
(In thousands, except per share data)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	(Loss) Income	Equity
Balances at December 31, 2020	2,500	$49,722	6,570	$66	$13,696	$355,370	$(5,117)	$364,015
Net income	—	—	—	—	—	3,352	—	3,352
Net unrealized gain from currency translation adjustment, net of tax expense of $89	—	—	—	—	—	—	309	309
Net unrealized gain from derivative instruments, net of tax expense of $2,865	—	—	—	—	—	—	9,839	9,839
Shares repurchased	—	—	(268)	(3)	(10,083)	—	—	(10,086)
Shares issued under stock compensation plans	—	—	346	3	183	—	—	186
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(117)	(1)	(4,973)	—	—	(4,974)
Stock-based compensation, net of forfeitures	—	—	—	—	16,578	—	—	16,578
Accretion of preferred shares issuance costs	—	83	—	—	—	(83)	—	(83)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,251)	—	(3,251)
Balances at December 31, 2021	2,500	49,805	6,531	65	15,401	355,388	5,031	375,885
Net income	—	—	—	—	—	5,439	—	5,439
Net unrealized loss from currency translation adjustment, net of tax benefit of $302	—	—	—	—	—	—	(1,071)	(1,071)
Net unrealized gain from derivative instruments, net of tax expense of $6,421	—	—	—	—	—	—	22,783	22,783
Shares repurchased	—	—	(154)	(1)	(5,244)	—	—	(5,245)
Shares issued under stock compensation plans	—	—	350	2	333	—	—	335
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(112)	—	(3,655)	—	—	(3,655)
Stock-based compensation, net of forfeitures	—	—	—	—	13,551	—	—	13,551
Accretion of preferred shares issuance costs	—	84	—	—	—	(84)	—	(84)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,250)	—	(3,250)
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,439	$3,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88,260	90,504
Write-down of equipment	21,849	7,715
Stock-based compensation expense	13,551	16,578
Amortization of deferred costs	5,319	5,016
Allowances and provisions	837	(164)
Payments received on sales-type leases	584	—
Gain on sale of leased equipment	(3,133)	(5,975)
Gain on sale of financial assets	(3,116)	(10,874)
Loss (Income) from joint ventures	62	(800)
(Gain) Loss on disposal of property, equipment and furnishings	(71)	44
Gain on debt extinguishment	(2,558)	—
Deferred income taxes	2,065	4,193
Changes in assets and liabilities:
Receivables	(3,168)	(11,191)
Inventory	14,288	7,923
Other assets	(5,617)	(787)
Accounts payable and accrued expenses	942	58
Maintenance reserves	2,372	(17,582)
Security deposits	2,372	3,827
Unearned revenue	4,147	(1,179)
Net cash provided by operating activities	144,424	90,658

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(286,393)	(205,779)
Proceeds from sale of equipment (net of selling expenses)	69,238	37,626
Proceeds from sale of note receivable (net of selling expenses)	40,705	58,363
Issuance of notes receivable	(15,270)	(44,444)
Purchase of property, equipment and furnishings	(6,630)	(2,165)
Payments received on notes receivable	3,974	8,404
Net cash used in investing activities	(194,376)	(147,995)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	284,000	513,700
Principal payments on debt obligations	(228,840)	(416,966)
Repurchase of common stock	(5,245)	(10,086)
Cancellation of restricted stock units in satisfaction of withholding tax	(3,655)	(4,974)
Preferred stock dividends	(3,268)	(3,251)
Proceeds from shares issued under stock compensation plans	335	186
Debt issuance costs	—	(4,556)
Net cash provided by financing activities	43,327	74,053

Increase in cash, cash equivalents and restricted cash	(6,625)	16,716
Cash, cash equivalents and restricted cash at beginning of period	95,641	78,925
Cash, cash equivalents and restricted cash at end of period	$89,016	$95,641

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$63,544	$63,600
Income Taxes	$2,242	$1,412

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for sale to Equipment held for operating lease	$542	$—
Transfers from Equipment held for operating lease to Equipment held for sale	$7,183	$13,368
Transfers from Equipment held for operating lease to Spare parts inventory	$1,906	$4,467
Transfers from Spare parts inventory to Equipment held for operating lease	$—	$1,555
Transfers from Notes receivable to Equipment held for operating lease	$—	$27,804
Accretion of preferred stock issuance costs	$84	$83
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in these consolidated financial statements on Form 10-K refer to Willis Lease Finance Corporation and its subsidiaries.

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

Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft engines.

Willis Asset Management Limited (“Willis Asset Management”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business.

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

Willis Engine Structured Trust V (“WEST V” or the “WEST V Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST V is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

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

The WEST III, WEST IV, WEST V and WEST VI Notes are secured by, among other things, the respective ABS’s direct and indirect interests in a portfolio of assets. The WEST III, WEST IV, WEST V and WEST VI Notes have scheduled amortizations and are payable solely from revenue received from the lease portfolios, after payment of certain expenses of the respective ABS. The assets of WEST III, WEST IV, WEST V and WEST VI are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS. WEST III, WEST IV, WEST V and WEST VI are consolidated for financial statement presentation purposes, with the respective assets and liabilities on the Company’s balance sheet. Each ABS’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

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

(b)Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WLFC and its wholly-owned subsidiaries, including VIEs in which the Company is the primary beneficiary, in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest to determine whether for accounting purposes the entity is either a VIE or voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entities’ activities. If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.

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

Unearned Revenue includes deferred nonrefundable use fees which qualify as in-substance fixed lease payments due to the lessee being required to make certain minimum payments. These in-substance fixed lease payments are recognized ratably over the expected lease term rather than when the variable use fees are invoiced. As of December 31, 2022, there was $6.3 million of deferred in-substance fixed payment use fees included in Unearned Revenue.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2022, the Company had an aggregate of approximately $7.4 million in lease rent and $5.9 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses based on historical experience.

One customer accounted for more than 10% of total lease rent revenue during the years ended December 31, 2022 and 2021.

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

Amounts owed for managed services are typically billed upon contract completion. At December 31, 2022, unbilled revenue was $1.6 million and the Company expects the remaining revenue to be fully recognized by June 30, 2023. Additionally, managed services are presented within the Other revenue line in the Consolidated Statements of Income.

Interest income

Interest income represents interest earned on notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor and on sales-type leases.

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

Gain on sale of financial assets

Some of the Company's leases are recorded as financial assets and classified as notes receivable under ASC 842 as they are failed sale-leaseback transactions. The Company may sell its engines that are classified as notes receivable, and the net gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits associated with the equipment are not included in the sale, any such amount is included in the calculation of gain or loss.

Other revenue

Other revenue consists primarily of management fee income, lease administration fees, third-party consignment commissions earned, service and maintenance fee revenue, revenue related to the management of fixed base operator services, and other discrete revenue items.

(d)Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by the Company, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. The Company does not accrue for planned major maintenance. The cost of overhauls of aircraft assets under long-term leases, for which the lessee is responsible for maintenance during the period of the lease, are paid for by the lessee or from reimbursable maintenance reserves paid to the Company in accordance with the lease, and are not capitalized.

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

The useful life of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful life and the remaining expected holding period are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2022, 28 engines having a net book value of $24.2 million were depreciated under this policy with estimated remaining useful lives ranging from 1 to 101 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

The Company reviews its long-lived assets, including certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under ASC 842, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the undiscounted forecasted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. The Company evaluates assets during the year if a triggering event is identified indicating impairment is possible and also conducts a formal annual review of the carrying value of long-lived assets. The formal annual review resulted in no impairment charge in 2022 and a total impairment charge of $3.5 million in 2021. Additionally, the Company recorded impairment charges of $21.8 million and $4.2 million in 2022 and 2021, respectively, as a result of triggering events occurring during the year. These write-downs are included in “Write-down of equipment” in the Consolidated Statements of Income.

(e)Equipment Held for Sale

Equipment held for sale includes assets being marketed for sale as well as third-party consigned assets. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell.

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

While substantially all of the Company’s derivative transactions are entered into for the purposes described above, hedge accounting is only applied when specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression at the inception of the hedge and either regression or qualitative analysis on at least a quarterly basis throughout its life. All of the transactions that the Company has designated as hedges are cash flow hedges. The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of the hedges is recorded in earnings in the current period.

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

Customer relationships are amortized on a straight-line basis over their estimated useful life of eight years. Aside from goodwill, the Company has no intangible assets with indefinite useful lives. Goodwill is assessed for impairment annually, at each year end.

(n)Other Assets

Other assets typically include prepaid purchase deposits and other prepaid expenses. As of December 31, 2022 and 2021, other assets included prepaid deposits of $7.0 million and $8.5 million, respectively, relating to commitments to purchase equipment.

(o)Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S.”).

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

(q)Investments

The Company’s investments are joint ventures, in which it owns 50% of the equity of the ventures and are accounted for using the equity method of accounting. The investments are recorded at the amount invested plus or minus our 50% share of net income or loss, less any distributions or return of capital received from the entities.

(r)Stock-Based Compensation

The Company recognizes stock-based compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Stock-based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Forfeitures are accounted for as they occur.

(s)Initial Direct Costs Associated with Leases

The Company accounts for the initial direct costs, including sales commissions, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under general and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $0.9 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

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

(w)Risks and Uncertainties

In January 2022, the Company lifted travel restrictions and subsequently reopened its corporate headquarters and other offices for employees and contractors to work from. The Company has experienced and continues to experience various degrees of disruption due to the COVID-19 pandemic. Lower demand for air travel presents significant risks to the Company, resulting in impacts which have adversely affected the Company's business, results of operations, and financial condition. The Company is not able to evaluate or foresee the full extent of these impacts at the current time.

The scope and nature of the impact of COVID-19 on the airline industry, and in turn the Company's business, continue to evolve and the outcomes are uncertain. Given the uncertainty in the rapidly changing market and economic conditions related to COVID-19, we will continue to evaluate the nature and extent of the impact to the Company's business and financial position. The ultimate extent of the effects of the COVID-19 pandemic on the Company will depend on future developments, and such effects could exist for an extended period of time.

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

(x)Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In July 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-05, “Lease (Topic 842): Lessors – Certain Leases with Variable Lease Payments” related to accounting for sales-type leases or direct financing leases with variable lease payments. This ASU is effective for interim and annual years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and the adoption had no impact to the Company’s consolidated financial statements and related disclosures.

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

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which extended the sunset date to apply the relief in Topic 848 from December 31, 2022 to December 31, 2024. The amendment in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective December 1, 2022. When the transition occurs, the Company expects to apply this expedient to its existing debt instruments and interest rate swaps that reference LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2024. The adoption of this ASU did not impact the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements To Be Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326)” which eliminated the accounting guidance for Troubled Debt Restructurings by creditors and enhances disclosure requirements for certain loan refinancing and restructurings. The amendment also requires an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this ASU are effective for the Company on January 1, 2023, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2023. We expect that the adoption of the standard will not have a material impact on our consolidated financial statements.

2. Leases

As lessor, and as of December 31, 2022, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under the guidance provided by ASC 842.

As lessee, the significant majority of leases the Company enters are for real estate (office and warehouse space for our operations) as well as automobiles. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Additionally, in December 2022, the Company subleased a Willis Mitsui & Company Engine Support Limited (“WMES”) engine to a third party, with WMES as the head lessor. Under ASC 842, the Company recognized a ROU asset of $4.9 million and a lease liability of $4.9 million for this lease during the year ended December 31, 2022.

Leases with terms of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include variable non-lease components (e.g., taxes) which are not separated from associated lease components (e.g., fixed rent, common-area maintenance costs, vehicle protection plans and other service fees) as elected under the practical expedient package provided by ASC 842.

The Company’s leases have remaining lease terms of approximately one to seven years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The exercise of lease renewal options or purchase at lease termination is at the Company’s sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2022	December 31, 2021
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$11,382	$6,067
Total leased assets		$11,382	$6,067

Liabilities
Operating lease right-of-use liabilities	Accounts payable and accrued expenses	$10,365	$5,206
Total lease liabilities		$10,365	$5,206

Weighted average remaining lease term (years)
Operating leases		3.45	6.49
Weighted average discount rate
Operating leases		4.9%	3.4%

The weighted average discount rate is based on the discount rate for each lease and the remaining balance of the lease payments for each lease at the reporting date.

Future maturities of the Company’s operating lease liabilities at December 31, 2022 are as follows:

Year	(in thousands)
2023	$3,253
2024	3,218
2025	2,690
2026	757
2027	562
Thereafter	854
Total lease payments	11,334
Less: interest	(969)
Total lease liabilities	$10,365

The following table represents future minimum lease payments under non-cancelable operating leases at December 31, 2022:

Year	(in thousands)
2023	$3,268
2024	3,218
2025	2,691
2026	757
2027	562
Thereafter	854
$11,350

The components of lease expense were as follows:

		Years Ended December 31,
Lease expense	Classification	2022	2021
		(in thousands)
Operating lease cost	General and administrative	$1,692	$1,239
Net lease cost		$1,692	$1,239

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,388	$1,446

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,478	$4,131

3. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the years ended December 31, 2022 and 2021 (in thousands):

Year ended December 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$162,571	$—	$—	$162,571
Maintenance reserve revenue	83,424	—	—	83,424
Spare parts and equipment sales	1,595	25,414	—	27,009
Interest income	7,579	—	—	7,579
Gain on sale of leased equipment	3,133	—	—	3,133
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	23,613	—	—	23,613
Other revenue	994	673	(185)	1,482
Total revenue	$286,025	$26,087	$(185)	$311,927

Year ended December 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$134,831	$—	$—	$134,831
Maintenance reserve revenue	73,961	—	—	73,961
Spare parts and equipment sales	365	17,042	10	17,417
Interest income	12,938	—	—	12,938
Gain on sale of leased equipment	5,975	—	—	5,975
Gain on sale of financial assets	10,874	—	—	10,874
Asset transition fee (1)	6,256	—	—	6,256
Managed services	11,434	—	—	11,434
Other revenue	150	523	(157)	516
Total revenue	$256,784	$17,565	$(147)	$274,202
________________________________________________________
(1)Asset transition fee reflects the settlement received from the close out of an engine transition program.

4. Equipment Held for Operating Lease

As of December 31, 2022, the Company had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2021, the Company had $1,991.4 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, and $22.5 million of maintenance rights, which represented 304 engines, 12 aircraft, one marine vessel and other leased parts and equipment.

The following table disaggregates equipment held for operating lease by asset class (in thousands):

	As of December 31,
	2022			2021
	Gross value	Accumulated depreciation	Net book value	Gross value	Accumulated depreciation	Net book value
	(in thousands)
Engines and related equipment	$2,491,448	$(525,172)	$1,966,276	$2,368,496	$(515,442)	$1,853,054
Aircraft and airframes	150,089	(15,543)	134,546	134,370	(7,790)	126,580
Marine vessel	13,581	(2,468)	11,113	13,470	(1,736)	11,734
	$2,655,118	$(543,183)	$2,111,935	$2,516,336	$(524,968)	$1,991,368

Notes Receivable

During the years ended December 31, 2022 and 2021, the Company recorded interest income related to the notes receivable, recorded in Other revenue of $7.6 million and $12.9 million, respectively. The effective interest rates on our notes receivable ranged from 7.1% to 12.2% as of December 31, 2022 and 6.3% to 12.2% as of December 30, 2021.

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

The Company leases equipment to lessees domiciled in seven geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2022	2021
Region	(in thousands)
United States	$64,767	$61,947
Asia-Pacific	40,270	27,117
Europe	35,621	29,769
South America	12,246	11,338
Canada	5,083	1,245
Central America	3,391	2,461
Middle East	1,193	954
Totals	$162,571	$134,831

	As of December 31,
Net book value of equipment held for operating lease	2022	2021
Region	(in thousands)
Asia-Pacific	$485,737	$371,554
United States	471,184	425,822
Europe	353,661	474,198
South America	141,145	111,941
Central America	130,187	163,526
Canada	69,030	55,109
Middle East	42,853	22,320
Off-lease	418,138	366,898
Totals	$2,111,935	$1,991,368

As of December 31, 2022, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$418,138
Month-to-month leases	400,293
Leases expiring 2023	665,055
Leases expiring 2024	156,784
Leases expiring 2025	89,600
Leases expiring 2026	92,682
Leases expiring 2027	85,708
Leases expiring thereafter	203,675
$2,111,935

As of December 31, 2022, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2023	$146,842
2024	66,513
2025	52,000
2026	39,410
2027	27,763
Thereafter	35,708
$368,236

5. Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. As of December 31, 2022, WMES owned a lease portfolio of 35 engines and five aircraft with a net book value of $255.5 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of December 31, 2022, CASC Willis owned a lease portfolio of four engines with a net book value of $42.7 million.

As of December 31, 2022	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2020	$37,365	$15,910	$53,275
Income from joint ventures	250	550	800
Foreign currency translation adjustment	—	398	398
Other comprehensive gain from joint ventures	1,454	—	1,454
Investment in joint ventures as of December 31, 2021	39,069	16,858	55,927
Income (loss) from joint ventures	248	(310)	(62)
Foreign currency translation adjustment	—	(1,373)	(1,373)
Other comprehensive gain from joint ventures	1,697	—	1,697
Investment in joint ventures as of December 31, 2022	$41,014	$15,175	$56,189

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.0 million and $2.1 million during the years ended December 31, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2022, the Company sold two engines to WMES for $12.6 million. During 2021, the Company sold two engines to WMES for $25.0 million.

There were no aircraft or engine sales to CASC Willis during 2022 or 2021.

In December 2022, the Company subleased a WMES engine to a third party, with WMES as the head lessor. Under ASC 842, the Company recognized a ROU asset of $4.9 million and a lease liability of $4.9 million for this lease during the year ended December 31, 2022.

Unaudited summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2022	2021
	(in thousands)
Revenue	$52,106	$29,596
Expenses	51,953	29,303
WMES net income	$153	$293

	As of December 31,
	2022	2021
	(in thousands)
Total assets	$267,580	$310,260
Total liabilities	183,083	225,917
Total WMES net equity	$84,497	$84,343

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

6. Debt Obligations

Debt obligations consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.75% at December 31, 2022, secured by engines. The facility has a committed amount of $1.0 billion at December 31, 2022, which revolves until the maturity date of June 2024	$727,000	$590,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines	262,779	273,723
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines	36,502	38,022
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines	14,738	18,158
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	255,136	272,909
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	35,542	38,004
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	13,314	16,342
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	238,072	262,260
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	36,386	38,885
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	209,061	223,815
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	30,255	32,195
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	3,304	5,307
	1,862,089	1,809,620
Less: unamortized debt issuance costs	(14,811)	(19,356)
Total debt obligations	$1,847,278	$1,790,264

One-month LIBOR was 4.39% and 0.10% as of December 31, 2022 and 2021, respectively.

Principal outstanding at December 31, 2022, is expected to be repayable as follows:

Year	(in thousands)
2023	$88,090
2024	788,118
2025	59,883
2026	267,562
2027	182,668
Thereafter	475,768
Total	$1,862,089

At December 31, 2022, the Company had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. In June 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) which incorporates an accordion feature that can expand the $1.0 billion credit facility up to $1.3 billion. Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are collateralized by the title and interest of the Company and certain of its subsidiaries, and to substantially all of its assets and properties.

In June 2021, the Company entered into Amendment No. 2 to the Amended Credit Agreement, which updates the provisions relating to the future discontinuance of LIBOR and sets forth the mechanics for establishing the Secured Overnight Financing Rate (“SOFR”) as a benchmark replacement rate.

As of December 31, 2022 and 2021, $273.0 million and $410.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST III, WEST IV, WEST V and WEST VI jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

In May 2021, WLFC repaid an existing note payable with a balance of $5.8 million that was secured by two engines.

In December 2022, the Company recognized a $2.6 million gain on debt extinguishment associated with the repurchase of six tranches of ABS notes with a balance of $12.2 million.

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

Virtually all of our debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly or quarterly, and the Company was in full compliance with all financial covenant requirements at December 31, 2022.

7. Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, to predominantly one-month LIBOR, with $727.0 million and $590.0 million of variable rate borrowings at December 31, 2022 and 2021, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of December 31, 2022, the Company had five interest rate swap agreements. During the first quarter of 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 13 months and two with remaining terms of 37 months as of December 31, 2022. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 18 months as of December 31, 2022. One interest rate swap agreement which the Company entered into in 2016 expired in April 2021. The derivative instruments were designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swaps to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swaps were highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationship on an ongoing basis and concluded there was no ineffectiveness in the hedges for the year ended December 31, 2022.

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

The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset and is reflected within other assets on the Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million, reflected within other assets and accounts payable and accrued expenses on the Consolidated Balance Sheets, respectively. The Company recorded an adjustment to interest expense of $(7.8) million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, from derivative investments. As of December 31, 2022, the accumulative derivative gain was $34.8 million and as of December 31, 2021 the accumulative derivative gain was $7.3 million.

Effect of Derivative Instruments on Earnings in the Statements of Income and of Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the years ended December 31, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2022	2021
	(in thousands)
Interest rate contracts	$27,508	$11,250
Total	$27,508	$11,250

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the years ended December 31, 2022 and 2021.

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

8. Income Taxes

The components of income before income taxes are as follows:

	Years ended December 31,
	2022	2021
	(in thousands)
United States	$11,864	$4,659
Foreign	(2,071)	4,481
Income before income taxes	$9,793	$9,140

The components of income tax expense for the years ended December 31, 2022 and 2021 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2022
Current	$—	$128	$2,161	$2,289
Deferred	3,758	(1,693)	—	2,065
Total	$3,758	$(1,565)	$2,161	$4,354

2021
Current	$—	$(2)	$1,597	$1,595
Deferred	4,072	121	—	4,193
Total	$4,072	$119	$1,597	$5,788

The following is a reconciliation of the federal income tax expense at the statutory rate of 21% for the years ended December 31, 2022 and 2021 to the effective income tax expense:

	Years Ended December 31,
	2022	2021
	(in thousands)
Statutory federal income tax expense	$2,057	$1,844
State taxes, net of federal benefit	(1,593)	119
Foreign tax paid	1,509	—
Foreign jurisdiction rate differential	666	705
Permanent differences-nondeductible executive compensation	2,180	2,042
Permanent differences and other	(465)	1,078
Effective income tax expense	$4,354	$5,788

Permanent differences and other includes Subpart F income of $0.5 million from foreign operations for the year ended December 31, 2022. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2020	$330
Decreases related to current year tax positions	—
Decreases due to tax positions expired	(317)
Balance as of December 31, 2021	13
Decreases related to current year tax positions	11
Decreases due to tax positions expired	(5)
Balance as of December 31, 2022	$19

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$3,867	$2,217
State taxes	2	—
Inventory	2,123	1,486
Reserves and allowances	4,425	6,781
Other accruals	15,973	2,577
Lease liability	1,366	146
Net operating loss carry forward	67,595	68,168
California alternative minimum tax credit	33	33
Charitable contributions	2	2
Total deferred tax assets	95,386	81,410
Less: valuation allowance	(536)	(518)
Net deferred tax assets	94,850	80,892

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(208,389)	(183,131)
Notes receivable	(5,479)	(15,911)
Right of use liability	(1,360)	(139)
Other deferred tax liabilities	(4,590)	(4,595)
Net deferred tax liabilities	(219,818)	(203,776)

Other comprehensive income deferred tax liability	(7,548)	(1,448)

Net deferred tax liabilities	$(132,516)	$(124,332)

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $315.9 million for federal tax purposes and $1.3 million (tax effected) for state tax purposes. The majority of the federal net operating loss carry forwards were generated in 2020 and can be carried forward indefinitely. The remainder will expire at various times from 2033 to 2037, and the state net operating loss carry forwards will expire at various times from 2026 to 2043. There is a $0.4 million valuation allowance for net operating losses in California that expire between 2034 and 2042 and a $0.1 million valuation allowance for net operating losses in Georgia that expire between 2032 and 2040. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The open tax years for federal and state tax purposes are from 2005 to 2022.

Other than $6.2 million held at a subsidiary in China, for which the tax impact of the planned repatriation has been accrued, it is the Company's intention to reinvest undistributed earnings of their wholly-owned foreign operations and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of December 31, 2022 and 2021 was estimated to have a fair value of approximately $83.5 million and $117.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company's outstanding balance on its Investments in sales-type leases as of December 31, 2022 was estimated to have a fair value of approximately $6.4 million based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs). The Company had no Investments in sales-type leases at December 31, 2021.

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2022 and 2021 was estimated to have a fair value of approximately $1,540.2 million and $1,827.4 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of December 31, 2022 and 2021, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2021 was $7.3 million, representing an asset of $8.0 million and a liability of $0.7 million. The Company recorded an adjustment to interest expense of $(7.8) million and $2.4 million during the years ended December 31, 2022 and 2021, respectively, from derivative investments.

Goodwill is assessed for impairment annually, at each year end by comparing the fair values of the reporting units to their carrying amounts. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test.

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company used Level 2 inputs to measure write-downs of equipment held for lease and equipment held for sale.

	Total Losses
	Years Ended December 31,
	2022	2021
	(in thousands)
Equipment held for lease	$21,771	$7,651
Equipment held for sale	78	64
Total	$21,849	$7,715

Write-downs of equipment to their estimated fair values totaled $21.8 million for the year ended December 31, 2022, primarily reflecting an adjustment of the carrying value of four impaired engines. Of these write-downs, $20.4 million reflects the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business. As of December 31, 2022, included within equipment held for lease and equipment held for sale was $32.4 million in remaining book value of 16 assets which were previously written down.

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

There were no anti-dilutive shares excluded in the computations of diluted weighted average earnings per common share for the years ended December 31, 2022 and 2021.

The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income attributable to common shareholders	$2,105	$18

Basic weighted average common shares outstanding	6,071	6,112
Potentially dilutive common shares	226	234
Diluted weighted average common shares outstanding	6,297	6,346

Basic weighted average earnings per common share	$0.35	$—
Diluted weighted average earnings per common share	$0.33	$—

11. Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require the Company’s performance in the event of demands by third parties or contingent events. As of December 31, 2022, the Company had $428.1 million in purchase commitments of equipment that will be satisfied within four fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction.

In December 2020, the Company entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, the Company has committed to certain future overhaul and maintenance services which are anticipated to range between $77.7 million and $112.0 million by 2030.

12. Equity

Common Stock Repurchase

At its October 26, 2022 meeting, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. During 2022, the Company repurchased 154,215 shares of common stock for approximately $5.2 million under the plan, at a weighted average price of $33.98 per share. During 2021, the Company repurchased 268,408 shares of common stock for approximately $10.1 million under the plan, at a weighted average price of $37.57 per share. At December 31, 2022, approximately $39.6 million was available to purchase shares under the plan.

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

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the years ended December 31, 2022 and 2021, the Company paid total dividends of $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.

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

13. Stock-Based Compensation Plans

The components of stock compensation expense were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
2007 Stock Incentive Plan	$—	$1,659
2021 Stock Incentive Plan	13,401	14,678
Employee Stock Purchase Plan	150	241
Total Stock Compensation Expense	$13,551	$16,578

The significant stock compensation plans are described below.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted in May 2007. Under this 2007 Plan, a total of 2,800,000 shares were authorized for stock-based compensation available in the form of either restricted stock awards (“RSAs”) or stock options. The RSAs are subject to service-based vesting, typically between one and four years, in which a specific period of continued employment must pass before an award vests. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant date fair value of the award tranche that is actually vested at that date. As of December 31, 2022, there were no stock options outstanding under the 2007 Plan.

The 2018 Stock Incentive Plan (the “2018 Plan”) was adopted in May 2018. Under this 2018 Plan total of 800,000 shares were authorized for stock-based compensation, plus the number of shares remaining under the 2007 Plan and any future forfeited awards under the 2007 Plan, in the form of RSAs. In November 2021, the 2018 Plan was amended and restated as the 2021 Stock Incentive Plan (the “2021 Plan”) to increase the number of shares reserved for issuance under the 2021 Plan by 1,000,000 shares. The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically over one year. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant date fair value of the award tranche that is actually vested at that date.

As of December 31, 2022, the Company has granted 1,256,700 RSAs under the 2021 Plan and has 637,896 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2007 and 2021 Plans for the years ended December 31, 2022 and 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	581,715	$31.34
Shares granted	327,550	42.40
Shares forfeited	—	—
Shares vested	(348,657)	28.66
Balance as of December 31, 2021	560,608	$36.30
Shares granted	330,400	32.44
Shares forfeited	—	—
Shares vested	(395,060)	38.09
Balance as of December 31, 2022	495,948	$32.30

At December 31, 2022, the stock compensation expense related to the RSAs that will be recognized over the average remaining vesting period of approximately one year totaled $13.5 million. At December 31, 2022, the intrinsic value of unvested RSAs was $29.3 million.

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Full-time employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31 shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2022 and 2021, 19,789 and 18,211 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

14. Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the U.S. In 2022, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $19,500 (or $26,000 for employees at least 50 years of age). The Company matches 50% of employee contributions and was capped at $13,500 per employee in 2022. The Company match totaled $0.7 million for each of the years ended December 31, 2022 and 2021, respectively.

15. Related Party Transactions

Joint Ventures

“Other revenue” on the Consolidated Statement of Income includes management fees earned of $2.0 million and $2.1 million during the years ended December 31, 2022 and 2021, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2022, the Company sold two engines to WMES for $12.6 million. During 2021, the Company sold two engines to WMES for $25.0 million.

There were no aircraft or engine sales to CASC Willis during 2022 or 2021.

In December 2022, the Company subleased a WMES engine to a third party, with WMES as the head lessor. Under ASC 842, the Company recognized a ROU asset of $4.9 million and a lease liability of $4.9 million for this lease during the year ended December 31, 2022.

Other

During 2022, the Company paid approximately $35,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services. Additionally, during the year ended December 31, 2022, the Company paid a third-party vendor approximately $0.1 million under an exclusive use agreement for an aircraft used for business-related purposes. The third-party vendor leased the aircraft from a company which our Executive Chairman owns. These transactions were approved by the Board’s Independent Directors.

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

The following tables present a summary of the reportable segments (in thousands):

For the year ended December 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$162,571	$—	$—	$162,571
Maintenance reserve revenue	83,424	—	—	83,424
Spare parts and equipment sales	1,595	25,414	—	27,009
Interest income	7,579	—	—	7,579
Gain on sale of leased equipment	3,133	—	—	3,133
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	24,607	673	(185)	25,095
Total revenue	286,025	26,087	(185)	311,927

Expenses:
Depreciation and amortization expense	88,124	136	—	88,260
Cost of spare parts and equipment sales	96	20,737	—	20,833
Write-down of equipment	21,849	—	—	21,849
General and administrative	87,996	4,534	—	92,530
Technical expense	14,415	—	—	14,415
Net finance costs:
Interest expense	66,743	—	—	66,743
Gain on debt extinguishment	(2,558)	—	—	(2,558)
Total finance costs	64,185	—	—	64,185
Total expenses	276,665	25,407	—	302,072
Income from operations	$9,360	$680	$(185)	$9,855

For the Year ended December 31, 2021	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$134,831	$—	$—	$134,831
Maintenance reserve revenue	73,961	—	—	73,961
Spare parts and equipment sales	365	17,042	10	17,417
Interest income	12,938	—	—	12,938
Gain on sale of leased equipment	5,975	—	—	5,975
Gain on sale of financial assets	10,874	—	—	10,874
Asset transition fee (1)	6,256	—	—	6,256
Other revenue	11,584	523	(157)	11,950
Total revenue	256,784	17,565	(147)	274,202

Expenses:
Depreciation and amortization expense	90,391	113	—	90,504
Cost of spare parts and equipment sales	29	14,898	—	14,927
Write-down of equipment	7,715	—	—	7,715
General and administrative	72,333	3,027	(10)	75,350
Technical expense	9,381	—	—	9,381
Net finance costs:
Interest expense	67,985	—	—	67,985
Total finance costs	67,985	—	—	67,985
Total expenses	247,834	18,038	(10)	265,862
Income (loss) from operations	$8,950	$(473)	$(137)	$8,340
_____________________
(1)    Asset transition fee reflects the settlement received from the close out of an engine transition program.

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of December 31, 2022	$2,530,130	$45,087	$—	$2,575,217
Total assets as of December 31, 2021	$2,415,635	$47,292	$—	$2,462,927

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2021
Accounts receivable, allowance for doubtful accounts	$1,372	$(164)	$(54)	$1,154
Deferred tax valuation allowance	$468	$50	$—	$518
Year Ended December 31, 2022
Accounts receivable, allowance for doubtful accounts	$1,154	$837	$(480)	$1,511
Deferred tax valuation allowance	$518	$18	$—	$536

Deductions in allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries.