Form 10-K/A
period 2022-12-31
WILLIS LEASE FINANCE CORP
filed 2023-05-01
CIK 1018164

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
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
The number of shares of the registrant’s Common Stock outstanding as of March 7, 2023 was 6,124,884.

Auditor Name: Grant Thornton LLP	Auditor Location: Cincinnati, Ohio	Auditor PCAOB ID Number: 248
DOCUMENTS INCORPORATED BY REFERENCE
None.

WILLIS LEASE FINANCE CORPORATION

2022 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
supplements our annual report on Form
10-K
for the year ended December 31, 2022, which we filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K.
In addition, we have filed the following exhibits herewith:

•	31.3 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and

•	31.4 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.
Except as described above, no other amendments are being made to our annual report on Form
10-K
filed on March 10, 2023.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our board of directors currently consists of five directors and is divided into three classes, with each class serving for three years and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate one Class I director for election at our 2023 annual meeting of stockholders. The terms of office of directors in Class II and Class III do not expire until the annual meetings of stockholders held in 2024 and 2025, respectively. The members of our board of directors are identified below, along with their respective ages as of April 8, 2023 and other information.

Biographical Information

	Director Since	Age
Class I Director:
Rae Ann McKeating	2020	70

Class II Directors:
Austin C. Willis	2008	42
Robert J. Keady	2015	72

Class III Directors:
Charles F. Willis, IV	1985	74
Hans Joerg Hunziker	2006	73

Principal Occupations, Background and Qualifications of Directors

Class I Director:

Rae Ann McKeating

Director Since: 2020 Independent

Rae Ann McKeating retired in 2016 as Senior Vice President, General Counsel and Chief Compliance Officer at Aviation Capital Group (ACG), a company that purchases new aircraft from Boeing and Airbus, and sells, leases and manages commercial aircraft to/for customers around the globe. Ms. McKeating served in the ACG legal department from 2007 to 2016. Since 2013, Ms. McKeating has been serving as a non-paid Board of Director for the non-profit St. Luke’s McCall Foundation, serving the health of the community of Valley and Adams counties in Idaho. Prior to joining ACG, Ms. McKeating provided legal business services to public and private businesses and individuals. From 1997 to 1999, Ms. McKeating was Senior Vice President, General Counsel and Corporate Secretary for Willis Lease Finance Corporation. From 1993 to 1997, Ms. McKeating served as Vice President, General Counsel and Corporate Secretary for Hawaiian Airlines, Inc. Prior to joining Hawaiian Airlines, Ms. McKeating worked several years with a major Hawaiian law firm, after having practiced two years with a Southern California law firm. Ms. McKeating earned her Bachelor of Arts degree in anthropology from the University of Texas and her Juris Doctor degree from the University of Utah

Ms. McKeating brings to the board vast experience in both the leasing and commercial aviation industry.

Class II Directors:

Austin C. Willis

Director Since: 2008 CEO

Austin C. Willis was elected to the Board in December 2008. Mr. Austin Willis was the founder of J.T. Power LLC, a privately held company engaged in the business of selling commercial jet turbine engine parts and leasing commercial engines and aircraft. He served as J.T. Power LLC’s President from its founding in 2004 until 2012 at which point Mr. Austin Willis sold part of JT Power with the remainder being sold in 2013. Following the initial sale of JT Power, Mr. Austin Willis enlisted in the U.S. armed forces in 2012, which enlistment the Board fully supported. Mr. Austin Willis went on the serve in the Special Forces as an 18C on an operational detachments alpha team and deployed overseas. In addition to his duties with J.T. Power LLC and the U.S. armed forces, Mr. Austin Willis has invested in commercial real estate in south Florida since 2013. Since 2006, Mr. Austin Willis also owned Aviation Management LLC, an aviation consulting firm, which Mr. Austin Willis sold in 2014. From February 2016 until his military deployment in July 2016, Mr. Austin Willis served as the Company’s Senior Vice President, Corporate Development, a position he resumed upon his return in April 2017. Mr. Austin Willis has been serving as the Company’s CEO since April 1, 2022. Mr. Austin Willis holds a bachelor’s degree from the London School of Economics and Political Science. He is the son of Charles F. Willis, IV.

Mr. Austin Willis brings to the Board familiarity with the aviation industry generally, with a focus on the after market disposition of the aircraft engines and parts that comprise the Company’s engine portfolio.

Robert J. Keady

Director Since: 2015 Independent

Robert J. Keady was elected to the Board in February 2015. Mr. Keady founded and currently serves as the President of Eastern Aviation Consulting Group, LLC, a company that provides consulting services for several aerospace and aviation firms. Prior to Eastern Aviation Consulting Group, LLC, Mr. Keady spent 33 years at Pratt & Whitney Commercial Engines, where he served as Vice President, Business Development & Marketing, as well as in numerous other senior management positions. Eastern Aviation Consulting Group’s client list has included major aviation manufacturers as well as a diverse client base of maintenance, repair and operations companies and services providers. Mr. Keady received his Bachelor of Arts degree in Sociology from the University of Notre Dame and a Master of Science in Management from Purdue University.

Mr. Keady brings to the Board an in-depth understanding of and experience in the engine, airline, lessor and maintenance/repair industries.

Class III Directors:

Charles F. Willis, IV

Director Since: 1985 Executive Chairman of the Board

Charles F. Willis, IV is the founder of Willis Lease, has served as a Director since our incorporation in 1985, served as President until July 2011 and CEO until April 1, 2022, has served as Chairman of the Board of Directors since 1996 and assumed the role of Executive Chairman on April 1, 2022. Mr. Charles Willis has over 45 years of experience in the aviation industry. From 1975 to 1985, Mr. Willis served as President of Willis Lease’s predecessor, Charles F. Willis Company, which purchased, financed and sold a variety of large commercial transport aircraft and provided consulting services to the aviation industry. During 1974, Mr. Charles Willis operated a small business not involved in the aviation industry. From 1972 through 1973, Mr. Charles Willis was Assistant Vice President of Sales at Seaboard World Airlines, a freight carrier. From 1965 through 1972, he held various positions at Alaska Airlines, including positions in the flight operations, sales and marketing departments.

As our founder and Executive Chairman, Mr. Willis brings to the Board significant senior leadership, sales and marketing, industry, technical and global experience, as well as a deep institutional knowledge of the Company, its operations and customer relations.

Hans Joerg Hunziker

Director Since: 2006 Independent

Hans Joerg Hunziker previously served as one of our Directors from November 2000 until July 1, 2003. He was elected a Class II Director at the 2006 Annual Meeting. Since 2002, Mr. Hunziker has been the owner and CEO of AllJets AG (formerly known as HLF Aviation GmbH and Hunziker Lease & Finance), a company he founded in Switzerland that offers independent business consulting services to the aviation industry. From 1998 to 2002, he was the President and Chief Executive Officer of Flightlease AG Ltd., a public company involved in aircraft leasing as a subsidiary of SAirGroup whose headquarters are in Zurich, Switzerland. From 1996 to 1998, he was the Chief Financial Officer of SAirServices Ltd., a group of companies including aircraft maintenance and overhaul, ground handling services, information technology and real estate. From 1991 to 1996, he was Chief Financial Officer of Swissair Associated Companies Ltd., a group of 150 companies, primarily in the hotel, catering (Gate Gourmet) and trading business. Mr. Hunziker holds a master’s degree in Economics and Business Administration from the University of Zurich. He also received the equivalent of a doctoral degree from the University of Zurich, after successful completion of his thesis on Strategic Planning in the Airline Industry. In addition to previously serving as a Director of Willis Lease, he was a member and later Chairman of the Board of SRTechnics Group AG, Zürich.

Mr. Hunziker brings to the Board a high level of financial sophistication, broad international exposure and significant experience in commercial aviation and the aviation equipment leasing industry.

EXECUTIVE OFFICERS OF THE COMPANY

Our current executive officers and their respective ages as of April 8, 2023 were as listed below.

Name	Age	Positions and Offices
Charles F. Willis, IV*	74	Executive Chairman
Austin C. Willis*	42	Chief Executive Officer
Brian R. Hole	45	President
Scott B. Flaherty	57	Executive Vice President and Chief Financial Officer
Dean M. Poulakidas	54	Senior Vice President, General Counsel and Corporate Secretary

*	See business experience background under “Board of Directors — Principal Occupations, Background and Qualifications of Directors” above.

Brian R. Hole

President	Brian R. Hole joined Willis Lease in August 2014 and was promoted to President on April 1, 2016. Prior to his appointment as President, he served as Senior Vice President & Chief Investment Officer. Formerly, Mr. Hole was Owner and President of Aviation Opportunity Management LLC, where he advised bank, private equity and alternative investment funds regarding investment in large commercial aircraft and engines. Prior to starting his own business, from 2008 to 2012, Mr. Hole served as an attorney for United Technologies Corporation, Pratt & Whitney Division, where he worked with the Commercial Engines Group in assisting with the next generation product family of engines, and specifically, on the partnership for the PW1100G engine on the Airbus A320neo family of aircraft and at IAE International Aero Engines, where he structured and negotiated engine sales and aftermarket programs as well as spare engine and aircraft financings. Mr. Hole earned his undergraduate degree from Georgetown University and a law degree, with high honors, from the University of Connecticut School of Law.

Scott B. Flaherty

Executive Vice President, Chief Financial Officer	Scott B. Flaherty joined Willis Lease in June 2016 and serves as our Executive Vice President and Chief Financial Officer. Prior to joining Willis Lease, Mr. Flaherty was Senior Vice President of Finance and Chief Financial Officer at Colt Defense LLC from 2009 until April of 2016. Prior to Colt Defense LLC, Mr. Flaherty was a Managing Director at Banc of America Securities LLC where he ran the origination effort, within the equity capital markets group, for various industries. Mr. Flaherty also was an investment banker at Credit Suisse First Boston. He worked as an engineer at the Pratt and Whitney division of the United Technologies Corporation for eight years. Mr. Flaherty earned his undergraduate degree from Worcester Polytechnic Institute and a Masters of Business Administration degree from the Leonard N. Stern School of Business at New York University.

Dean M. Poulakidas

Senior Vice President, General Counsel and Corporate Secretary	Dean M. Poulakidas joined Willis Lease in September 2011 and currently serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to his appointment as General Counsel, he served as Senior Counsel until March 31, 2013. Formerly, Mr. Poulakidas was Vice President and Corporate Counsel with International Lease Finance Corporation (ILFC), where he managed a wide variety of aviation transactions working with airlines, manufacturers, purchasers, financiers, service providers and aviation authorities in many jurisdictions. Prior to ILFC, he was a corporate attorney at Pillsbury Madison & Sutro, where his transactional experience included international and domestic joint ventures, mergers and acquisitions. Mr. Poulakidas earned his undergraduate degree from the University of California at Los Angeles, his masters degree from Columbia University and his law degree from the University of California’s Hastings College of the Law.

CODE OF CONDUCT

We have adopted a Standards of Ethical Conduct Policy (the “Code of Ethics”) that applies to all directors and employees including our Chief Executive Officer, President, and Chief Financial Officer. The Code of Ethics is filed in Exhibit 14.1 to our report on Form 10-K filed on March 11, 2016 and is also available on our website at www.willislease.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address and location specified above.

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

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2022 and 2021. These executive officers, who include our principal executive officer and the two most highly-compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2022, were:

•	Charles F. Willis, IV, our Executive Chairman of the Board;

•	Austin C. Willis, our Chief Executive Officer (our “CEO”); and

•	Brian R. Hole, our President (our “President”).

We refer to these individuals herein as our “NEOs.”

COMPENSATION TABLES

The following table sets forth certain information with respect to the compensation of our CEO and the two most highly compensated executive officers other than our CEO, based on total compensation for their services with us in all capacities.

Summary Compensation Table for Fiscal Year 2022

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Charles F. Willis, IV Executive Chairman	2022	$1,097,000	$1,000,000	$3,909,088		$—	$—	$207,022	(3)	$6,213,110
	2021	$1,097,000	$—	$6,403,600	(2)	$—	$—	$416,556		$7,917,156
Austin C. Willis Chief Executive Officer	2022	$580,688	$—	$1,278,220		$—	$—	$93,436	(4)	$1,952,344
	2021	$375,000	$—	$907,148	(2)	$—	$—	$54,563		$1,336,711
Brian R. Hole President	2022	$499,244	$—	$1,066,586		$—	$—	$23,566	(5)	$1,589,396
	2021	$453,000	$—	$1,279,421	(2)	$—	$—	$85,992		$1,818,413

(1)

The amounts in this column represent (a) the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, of restricted stock awards granted during the applicable period, as discussed in Note 13 of our notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022 and (b) the aggregate value of any performance awards, assuming that the maximum level of performance conditions will be achieved, valued at the beginning of their respective performance cycle.

With respect to time-based restricted stock awards, the amounts in this column represent the value of such awards as of the grant date. With respect to performance-based restricted stock awards, the amounts in this column represent the value for such awards based upon the probable outcome of the performance conditions as of the beginning of the applicable performance cycle for each award when the executive was presented with the award opportunity, which is equal to the value of each award as of such date assuming that the maximum level of performance conditions will be achieved.

For 2022, the reported grant date fair value represents the value of each of the following awards granted under the Company’s 2021 Incentive Plan: (i) restricted stock awards granted in 2022 subject to time-based vesting conditions; and (ii) performance-based restricted stock awards presented to the executive in 2022 and granted in 2023, based on the achievement of performance goals during the 2022 performance cycle and reported at the probable outcome value, which will then be subject to further time-based vesting conditions, as described below:

•

For Mr. Charles Willis, the grant date fair value of $3,909,088 includes $1,967,488 for 60,800 time-based restricted stock awards granted in 2022 and $1,941,600 for 60,000 restricted stock awards subject to 2022 performance conditions. Ultimately, the $1,941,600 of performance awards granted on April 1, 2023 represented a grant date value of $3,384,000.

•

For Mr. Austin Willis, the grant date fair value of $1,278,220 includes $274,413 for 8,480 time-based restricted stock awards granted in 2022 and $1,003,807 for 31,020 restricted stock awards subject to 2022 performance conditions. Ultimately, the $1,003,807 of performance awards granted on April 1, 2023 represented a grant date value of $1,749,528.

•

For Mr. Hole, the grant date fair value of $1,066,586 includes $387,026 for 11,960 time-based restricted stock awards granted in 2022 and $679,560 for 21,000 restricted stock awards subject to 2022 performance conditions. Ultimately, the $679,560 of performance awards granted on April 1, 2023 represented a grant date value of $1,184,400.

For 2021, the reported grant date fair value represents the value of the following awards granted under the Company’s 2021 Incentive Plan: (i) restricted stock awards granted in 2021 subject to time-based vesting conditions; and (ii) performance-based restricted stock awards presented to the executive in 2021 and granted in 2022, based on the achievement of performance goals during the 2021 performance cycle and reported at the probable outcome value, which were then subject to further time-based vesting conditions, as described below:

•	For Mr. Charles Willis, the grant date fair value of $6,403,600 includes $2,501,152 for 60,800 time-based restricted stock awards granted in 2021 and $3,902,448 for 91,200 restricted stock awards subject to 2021 performance conditions. Ultimately, the $3,902,448 of performance awards granted on April 1, 2023 represented a grant date value of $2,951,232.

•

For Mr. Austin Willis, the grant date fair value of $907,148 includes $362,859 for 8,480 time-based restricted stock awards granted in 2021 and $544,289 for 12,720 restricted stock awards subject to 2021 performance conditions. Ultimately, the $544,289 of performance awards granted on April 1, 2023 represented a grant date value of $411,619.

•

For Mr. Hole, the grant date fair value of $1,279,421 includes $511,768 for 11,960 time-based restricted stock awards granted in 2021 and $767,653 for 17,940 restricted stock awards subject to 2021 performance conditions. Ultimately, the $767,653 of performance awards granted on April 1, 2023 represented a grant date value of $580,538.

(2)

In our proxy statement for our 2022 Annual Meeting of Stockholders, filed on April 22, 2022, the 2021 amounts reported in the “Stock Awards” column of the Summary Compensation Table were higher than the 2021 amounts reported in this proxy statement for our 2023 Annual Meeting of Stockholders. The 2021 amounts reported in the “Stock Awards” column for each executive in last year’s proxy statement were the following: for Mr. Charles Willis, $10,306,048, for Mr. Austin Willis, $1,451,437, and for Mr. Hole, $2,047,074. Such amounts were higher than the amounts reported in the current Summary Compensation Table because, as noted in the footnotes of last year’s proxy statement, they included the value of performance-based restricted stock awards at the end of the applicable performance cycle for each such award (in addition to the value of performance-based restricted stock awards at the beginning of the applicable performance cycle and the value of time-based restricted stock awards, as described in footnote 1 above.

(3)

Includes (i) a 401(k) matching contribution in the amount of $13,000, (ii) $12,360 for the allocated cost of Mr. Charles Willis’ participation in a group life, disability and accidental death and dismemberment policy that covers certain of the Company’s executive officers, and the following perquisites:

•	$31,700 for spousal travel. This amount is based on the actual cost to the Company.

•	$29,970 for personal use of a company car. This amount was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use).

•	$41,010 of final moving reimbursement benefits paid to or on behalf of Mr. Charles Willis in connection with his relocation to the United Kingdom.

•	$23,775 for membership dues associated with a club membership and personal use of such membership.

•

$24,199 for personal use of the Company’s plane (based on the Standard Industry Fair Level (“SIFL”) rate which is determined by calculating for each leg of a trip the IRS multiplier for 0-500 miles, 501-1500 miles and 1500+ miles at a rate of 0.2417, 0.1843 and 0.1771, respectively, multiplied by the number of nautical miles, multiplied by the aircraft multiple at a rate of 400% and then adding the terminal charge in the amount of $44.98, then multiplying the total amount by the number of passengers).

•	$31,008 for tax reimbursements with respect to the items listed above.

(4)

Includes (i) a 401(k) matching contribution in the amount of $10,250, (ii) $1,283 for the allocated cost of Mr. Austin Willis’ participation in a group life, disability, and accidental death and dismemberment policy that covers certain of the Company’s executive officers, (iii) $21,811 for personal use of the Company’s plane (based on the SIFL rate which is determined by calculating for each leg of a trip the IRS multiplier for 0-500 miles, 501-1500 miles and 1500+ miles at a rate of 0.2417, 0.1843 and 0.1771, respectively, multiplied by the number of nautical miles, multiplied by the aircraft multiple at a rate of 400% and then adding the terminal charge in the amount of $44.98, then multiplying the total amount by the number of passengers), (iv) $19,800 for financial advisory services, (v) $30,000 for membership dues associated with a club membership and personal use of such membership, (vi) $2,710 for personal use of a company car which was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use), and (vii) $7,582 for tax reimbursements with respect to the foregoing items.

(5)

Includes (i) a 401(k) matching contribution in the amount of $10,250, (ii) $1,500 for the allocated cost of Mr. Hole’s participation in a group life, disability, and accidental death and dismemberment policy that covers certain of the Company’s executive officers, and (iii) $11,816 for personal use of a company car which was calculated as a proration of total fuel costs and highway tolls (based on personal use as a percentage of total use).

2022 Equity Awards

The Compensation Committee established an equity award grant structure which awards a combination of time-based vesting restricted stock and target performance shares.

The time-based restricted stock was granted to each NEO on April 1, 2022 pursuant to the Company’s 2021 Incentive Plan, and vests ratably over a three-year service period.

Each NEO was eligible to be granted a range of performance shares based on achievement of a minimum, target or maximum goal, pursuant to the Company’s 2021 Incentive Plan. For the awards to be issued in early 2022, the Committee determined that the performance shares for the NEOs would be based on liquidity (defined as non-restricted cash plus revolving credit facility availability) as of December 31, 2021. If the Company’s liquidity for fiscal year 2021 achieved $45 million, $60 million or $75 million, each NEO would receive 57%, 100% or 143% of their target number of related performance shares. Our liquidity as of December 31, 2021 exceeded $75 million. The performance shares related to the achievement of liquidity targets are subject to additional time-based vesting over a one-year period following the end of the performance cycle. As a result of the Company’s performance, the Compensation Committee determined the maximum number of performance shares had been earned and formally issued them to each NEO, subject to vesting conditions, on April 1, 2022:

Executive	Restricted Stock	Target Performance Shares	Earned Performance Shares	Total Restricted Shares Granted on April 1, 2022
Charles F. Willis, IV	60,800	54,000	91,200	152,000
Austin C. Willis	8,480	8,904	12,720	21,200
Brian R. Hole	11,960	12,558	17,940	29,900

2023 Equity Awards

The Compensation Committee established an equity award grant structure which awards a combination of time-based vesting restricted stock and target performance shares.

The time-based restricted stock was granted to each NEO on April 1, 2023 pursuant to the Company’s 2021 Incentive Plan, and vests ratably over a three-year service period.

Each NEO was eligible to be granted performance shares based on achievement of a target goal, pursuant to the Company’s 2021 Incentive Plan. For the awards to be issued in early 2023, the Committee determined that the performance shares for the NEOs would be based on liquidity (defined as non-restricted cash plus revolver availability) as of December 31, 2022. If the Company’s liquidity for fiscal year 2022 achieved $50 million, each NEO would receive 100% of their target number of related performance shares. Our liquidity as of December 31, 2022, exceeded $50 million. The performance shares related to the achievement of liquidity targets are subject to additional time-based vesting over a one-year period following the end of the performance cycle. As a result of the Company’s performance, the Compensation Committee determined the performance shares had been earned and formally issued them to each NEO, subject to vesting conditions, on April 1, 2023:

Executive	Restricted Stock	Target Performance Shares	Earned Performance Shares	Total Restricted Shares Granted on April 1, 2023
Charles F. Willis, IV	40,000	60,000	60,000	100,000
Austin C. Willis	20,680	31,020	31,020	51,700
Brian R. Hole	14,000	21,000	21,000	35,000

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table provides information regarding each unvested stock award held by our NEOs as of December 31, 2022.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles F. Willis, IV	—	—	—	4/1/2020	32,666	(1)	$1,927,621	—	$—
	—	—	—	4/1/2021	19,200	(1)	$1,132,992	—	$—
	—	—	—	11/10/2021	16,000	(1)(3)	$944,160	—	$—
	—	—	—	4/1/2022	60,800	(1)	$3,587,808	—	$—
	—	—	—	4/1/2022	91,200	(2)	$5,381,712	—	$—
Austin C. Willis	—	—	—	4/1/2020	4,399	(1)	$259,585	—	$—
	—	—	—	4/1/2021	5,653	(1)	$333,584	—	$—
	—	—	—	4/1/2022	8,480	(1)	$500,405	—	$—
	—	—	—	4/1/2022	12,720	(2)	$750,607	—	$—
Brian R. Hole	—	—	—	4/1/2020	6,233	(1)	$367,809	—	$—
	—	—	—	4/1/2021	7,973	(1)	$470,487	—	$—
	—	—	—	4/1/2022	11,960	(1)	$705,760	—	$—
	—	—	—	4/1/2022	17,940	(2)	$1,058,639	—	$—

(1)	Shares of restricted stock vest in three equal annual installments on each anniversary of the grant date. The number listed reflects the remaining number of shares to vest over the remaining period.
(2)	Shares of restricted stock vest on the one-year anniversary of the grant date.
(3)

Although Mr. Charles Willis was contractually entitled to receive 60,800 shares on April 1, 2021, he agreed to reduce his number of shares granted to 28,800 in order to allow more shares to be available for grant to employees under the 2021 Incentive Plan. Subsequently, the Compensation Committee approved the grant of 32,000 shares to Mr. Charles Willis after ratification of the 2021 Incentive Plan. These 32,000 shares of restricted stock vest in two equal installments on each anniversary of the grant date.

Employment Agreements and Severance Payments

Employment agreements have been entered into with Messrs. Charles Willis, Austin Willis and Hole. These agreements provide for base salary (subject to increase but not decrease unless part of a salary reduction program affecting all senior executive officers), bonus compensation and certain benefits. As described in detail below, the employment contracts specify certain severance benefits to be paid in the event of an involuntary termination.

Employment contracts for Messrs. Charles Willis, Austin Willis, and Hole specify certain severance benefits to be paid in the event of an “Involuntary Termination” (i.e., termination of employment by the Company without cause or resignation by the employee for good reason) and, in the case of Mr. Hole, specified severance benefits in the event of an Involuntary Termination within 18 months following a change of control (a “Change of Control Termination”).

The maximum of these severance benefits payable to Mr. Charles Willis would represent (i) three times his base salary, plus (ii) three times the average annual incentives he earned during the three years prior to his Involuntary Termination, plus (iii) a prorated portion of his annual incentives accrued during the year of termination, plus (iv) immediate vesting of all outstanding stock options and restricted stock, plus (v) continued coverage for three years under the Company’s employee group benefit plans, plus (vi) continued payment for three years for club memberships (if any), plus (vii) the right to purchase company car or to assume the lease. Additionally, in the event Mr. Charles Willis is terminated with less than the one year’s notice required by his contract, he is entitled to a lump sum payment equal to his annual base salary prorated for the portion of the year for which he did not receive notice. Upon a change of control, Mr. Charles Willis is entitled to immediate vesting of all stock options and restricted stock. In the event that Mr. Charles Willis voluntarily retires, he is entitled to purchase or assume the lease for his company car, to continued payment for his club memberships (if any) and to continued coverage under the Company’s employee group benefit plans for one year following his retirement.

The maximum of these severance benefits payable to Mr. Austin Willis would represent (i) two times his base salary, plus (ii) any unpaid base salary and a prorated portion of his annual incentives accrued during the year of termination, and accrued vacation and sick pay, plus (iii) two times the average annual incentives he earned during the two years prior to his Involuntary Termination (or the greater of (A) one year or (B) the target bonus for such year, “doubled” in the case of a qualifying termination that occurs prior to two annual incentive bonuses being paid to Mr. Austin Willis), plus (iv) distribution of unpaid deferred compensation, accelerated vesting of restricted stock scheduled to vest during the two years following the termination date and continued coverage for two years under the Company’s employee group benefit plans. Additionally, in the event Mr. Austin Willis is terminated with less than the six months’ notice required by his contract, he is entitled to a lump sum payment equal to his annual base salary. Upon a change of control, Mr. Austin Willis is entitled to immediate vesting of all restricted stock bonus awards.

The maximum of these severance benefits payable to Mr. Hole would represent (i) one times his base salary for an Involuntary Termination or one and one-half times his base salary for a Change of Control Termination, plus (ii) any unpaid base salary and any annual incentive compensation to which Mr. Hole is entitled as of his termination, and accrued vacation and sick pay, plus (iii) only in the case of a Change of Control Termination, the average annual incentives he earned during the two years prior to his termination, plus (iv) distribution of unpaid deferred compensation, plus (v) payment of the average of the largest and smallest (excluding from calculation any annual incentive equal to zero) of his last five annual incentives earned prior to his termination, plus (vi) payment of an amount equal to his average annual total compensation for the immediately preceding five years, multiplied by the number of years (full or partial) remaining in the initial employment term that ends on March 31, 2025, if the Involuntary Termination occurs on or before March 31, 2025. In addition, he is entitled to accelerated vesting of unvested restricted stock and continued coverage under the Company’s employee group benefit plans for 18 months following an Involuntary Termination, or for two years following a Change of Control Termination. Additionally, in the event Mr. Hole is terminated with less than the six months’ notice required by his contract, he is entitled to a lump sum payment equal to six months of his annual base salary.

If any of these payments or benefits would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, as amended, and would be subject to the Excise Tax imposed by Section 4999 of the Internal Revenue Code, the employment contracts of each of Messrs. Charles Willis, Austin Willis, and Hole stipulate that payments to each of them will be reduced, to the extent necessary, so that no portion of the payments would be subject to the Excise Tax. This reduction shall only occur if the after tax net present value of the payments, as so reduced, is greater than or equal to the after tax present value of such payments without such reduction.

Other than as described above, if a NEO ceases to be employed by us because of his or her resignation or retirement (other than for reasons constituting a constructive termination under his or her employment agreement), no severance payments are owed by us.

Director Compensation

The following table summarizes 2022 compensation for individual non-employee Directors.

Director Compensation for Fiscal Year Ended 2022

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hans Joerg Hunziker(3)	$98,091	$105,480	$—	$—	$203,571
Robert J. Keady	$102,584	$105,480	$—	$—	$208,064
Rae A. McKeating	$102,584	$105,480	$—	$—	$208,064

(1)

Mr. Hunziker, Mr. Keady and Ms. McKeating received quarterly payments of $21,271 for the first, second, third and fourth quarters of 2022 ($85,084 for the year). For services as chair of the Audit Committee and Compensation Committee, respectfully, Mr. Hunziker and Ms. McKeating received an additional $4,375 quarterly payment ($17,500 for the year). Mr. Keady also received an additional $4,375 quarterly payment ($17,500 for the year) for his services as chair of independent committees of the Board.

(2)	The amounts in this column represent the grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)

The Compensation Committee agreed to allow the compensation of European Directors to be adjusted based on the U.S. dollar exchange rate in effect on their first election to the Board, effective January 1, 2008. Effective January 1, 2020, the restricted stock portion of the compensation of European Directors will no longer be adjusted and the cash portion of their compensation will be adjusted based on the U.S. dollar exchange rate as of December 31st for the prior year. This adjustment totaled $(4,493) in 2022.

The unvested restricted stock held by each non-employee Director is as follows as of December 31, 2022: Mr. Hunziker, 3,000; Ms. McKeating 3,000; Mr. Keady, 3,000. Beginning in 2019, it has been the Board’s policy that each non-employee Director who is to continue to serve as an independent Director is granted annually 3,000 shares of restricted stock under the 2021 Incentive Plan. Each annual restricted stock grant vests in one installment on the recipients’ completion of one year of Board service, measured from the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2023 by: (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of our common stock; (ii) each Director; (iii) each officer listed in the Summary Compensation Table; and (iv) all

Directors and Executive Officers as a group. Unless specified below, the mailing address for each individual, officer or Director is c/o Willis Lease Finance Corporation, Corporate Secretary, 60 East Sir Francis Drake Boulevard, Suite 209, Larkspur, CA 94939. As of April 8, 2023, we had 6,800,837 shares of common stock, $0.01 par value, issued and outstanding.

	Common stock(1)
Name of Beneficial Owner	Number of Shares		Percentage of Class
Charles F. Willis, IV	3,136,273	(2)	46.12%
Austin C. Willis	805,556	(3)	11.86%
Dean M. Poulakidas	125,845		1.85%
Scott B. Flaherty	102,237		1.50%
Brian R. Hole	99,710		1.47%
Robert J. Keady	31,779		*
Hans Joerg Hunziker	25,494		*
Rae Ann McKeating	13,250		*
All Directors and Executive Officers as a group (8 persons)	3,722,241		54.73%
CFW Partners, L.P.	2,134,148	(2)(3)	31.38%
M3 Partners, LP	600,001	(4)	8.82%
Dimensional Fund Advisors LP	510,789	(5)	7.51%

*	Less than one percent of our outstanding common stock.
(1)

Except as indicated in the footnotes to this table, the stockholders named in the table are known to us to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. With respect to restricted stock, individuals have voting power or are expected to have voting power within 60 days of April 8, 2023, but not investment power before such restricted stock vests. Of the shares listed above for Messrs. Charles Willis, Austin Willis, Poulakidas, Flaherty, Hole, Keady, Hunziker and Ms. McKeating, 166,133 shares, 60,179 shares, 29,679 shares, 36,479 shares, 46,959 shares, 3,000 shares, 3,000 shares, and 5,500 shares, respectively, are unvested shares of restricted stock over which the respective stockholder has voting power but not investment power.

(2)

Includes 2,134,148 shares held by CFW Partners, L.P., a California limited partnership (“CFW Partners”), of which Charles F. Willis, IV, holds a one percent (1%) interest as sole general partner and an seventy percent (70%) interest as a limited partner. Austin C. Willis holds nineteen percent (19%) interest as a limited partner and the remaining ten percent (10%) ownership interest is held by the 2019 Willis Family Trust of which Austin Willis is trustee. Also includes (i) 10,698 shares held under an account in the name of Charlotte Montressor Willis, (ii) 584 shares held under an account in the name of Wilder Grace Willis 2016 Trust, and (iii) 990,843 shares held by Mr. Charles Willis in his individual capacity. Of the total number of shares of which Mr. Charles Willis is deemed to have beneficial ownership, he has (i) sole voting power over 990,843 shares, (ii) sole dispositive power over 824,710 shares, (iii) shared voting power over 2,145,430 shares, and (iv) shared dispositive power over 1,979,297 shares.

(3)

Consists of (i) Mr. Austin Willis’ 19% interest as a limited partner of CFW Partners which equates to 405,488 shares, (ii) 112,669 shares held by Mr. Austin Willis in his individual capacity, (iii) the following shares held by trusts over which Mr. Austin Willis is a trustee: (a) 8,692 shares held under an account in the name of Charles F. Willis V 2016 Trust, (b) 7,922 shares held under an account in the name of Charles F. Willis V 2019 Trust, (c) 5,337 shares held under an account in the name of Wilder Grace Willis 2019 Trust, (d) 5,337 shares held under an account in the name of Rooster A. Willis 2019 Trust, (e) 246,715 shares held under an account in the name of 2019 Willis Family Trust, of which 213,415 shares are held by CFW Partners, (f) 584 shares held under an account in the name of Justin Y. Brown 2014 Trust, (g) 484 shares held under an account in the name of Phoebe W. Brown 2014 Trust, (h) 5,337 shares held under an account in the name of Justin Y. Brown 2019 Trust, and (i) 5,337 shares held under an account in the name of Phoebe W. Brown 2019 Trust; and (iv) 2,654 shares held under an account in the name of Austin C. Willis

Irrevocable Trust, whose trustee is Mary Willis. Of the total number of shares of which Mr. Austin Willis is deemed to have beneficial ownership, he has (i) sole voting power over 145,661 shares, (ii) sole dispositive power over 85,482 shares, (iii) shared voting power over 660,895 shares, and (iv) shared dispositive power over 0 shares.
(4)

Based on Schedule 13G filed by M3 Partners, LP with the SEC on February 10, 2023. According to its Schedule 13G, M3 Partners, LP reported having shared voting power over 600,001 shares and shared dispositive power over 600,001 shares. M3 Partners, LP’s mailing address is 10 Exchange Place, Suite 510, Salt Lake City, UT 84111.

(5)

Based on Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 10, 2023. According to its Schedule 13G/A, Dimensional Fund Advisors LP reported having sole voting power over 510,789 shares and sole dispositive power over 510,789 shares. Dimensional Fund Advisors LP’s mailing address is Building One, 6300 Bee Cave Rd., Austin, TX 78746.

Equity Compensation Plans

The information in Item 5 of our annual report on Form 10-K for the fiscal year 2022 regarding our equity compensation plans is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From January 1, 2022 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any Director, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except as set forth below and for payments set forth under Item 11 above.

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

Austin C. Willis, the son of our Executive Chairman, served as an executive officer of the Company during 2022, being our Senior Vice President, Corporate Development. Mr. Austin Willis has been serving as the Company’s CEO since April 1, 2022. He received total compensation of $1,360,156 for 2022, calculated in the same manner as in the Summary Compensation Table of this Form 10-K/A. His total compensation includes salary, cash incentive awards, stock awards and other compensation.

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

•

Any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000 and 2% of that company’s total annual revenues;.

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

•

Any transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis, such as the receipt of dividends.

•	Any employment by the Company of an executive officer of the Company if:

•

The related compensation is required to be reported in the Company’s proxy statement under Item 402 of the Securities and Exchange Commission’s (“SEC’s”) compensation disclosure requirements (generally applicable to “named executive officers”) and the compensation has been approved by the Compensation Committee or Board or if the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer”, and the Company’s Compensation Committee or Board approved such compensation; or

•

Any compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements and the compensation is approved by the Board or Audit Committee.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to Willis Lease by Grant Thornton

For the 2022 and 2021 fiscal years, fees for services provided by Grant Thornton to us were as follows:

	2022	2021
Audit Fees(1)	$921,927	$794,464
Audit Related Fees(2)	165,720	50,000
Tax Fees(3)	14,095	—

	$1,101,742	$844,464

(1)	Audit fees include the audit of our annual financial statements and quarterly reviews of financial statements included in our quarterly reports on Form 10-Q and our statutory audits.
(2)

Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. These services include accounting consultations in connection with acquisitions and divestitures and consultations concerning financial accounting.

(3)	Tax fees consist of fees for professional services rendered in providing international tax consulting services and tax compliance services.

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

PART IV

ITEM 15.	EXHIBITS

The exhibits listed below are filed with this Form 10-K/A.

Exhibit Number	Description

31.3	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2023

Willis Lease Finance Corporation

By:	/s/ AUSTIN C. WILLIS
Austin C. Willis
Chief Executive Officer