Form 10-Q
period 2023-03-31
WILLIS LEASE FINANCE CORP
filed 2023-05-05
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of May 2, 2023 was 6,353,336.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts and potential impact of the COVID-19 pandemic on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023, this quarterly report on Form 10-Q for the three months ended March 31, 2023, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$9,821	$12,146
Restricted cash	54,684	76,870
Equipment held for operating lease, less accumulated depreciation of $559,588 and $543,183 at March 31, 2023 and December 31, 2022, respectively	2,141,839	2,111,935
Maintenance rights	14,598	17,708
Equipment held for sale	1,411	3,275
Receivables, net of allowances of $1,688 and $1,511 at March 31, 2023 and December 31, 2022, respectively	48,463	46,954
Spare parts inventory	37,161	38,577
Investments	54,896	56,189
Property, equipment & furnishings, less accumulated depreciation of $16,810 and $16,060 at March 31, 2023 and December 31, 2022, respectively	36,174	35,350
Intangible assets, net	1,114	1,129
Notes receivable, net of allowances of $73 and $0 at March 31, 2023 and December 31, 2022, respectively	95,971	81,439
Investments in sales-type leases , net of allowances of $6 and $0 at March 31, 2023 and December 31, 2022, respectively	6,133	6,440
Other assets	85,069	87,205
Total assets (1)	$2,587,334	$2,575,217

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$42,077	$43,040
Deferred income taxes	133,103	132,516
Debt obligations	1,836,888	1,847,278
Maintenance reserves	69,544	59,453
Security deposits	21,639	20,490
Unearned revenue	28,184	17,863
Total liabilities (2)	2,131,435	2,120,640

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at March 31, 2023 and December 31, 2022, respectively)	49,910	49,889

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,619 and 6,615 shares issued at March 31, 2023 and December 31, 2022, respectively)	66	66
Paid-in capital in excess of par	23,500	20,386
Retained earnings	360,981	357,493
Accumulated other comprehensive income, net of income tax expense of $6,093 and $7,587 at March 31, 2023 and December 31, 2022, respectively	21,442	26,743
Total shareholders’ equity	405,989	404,688
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,587,334	$2,575,217

_____________________________
(1)Total assets at March 31, 2023 and December 31, 2022, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $54,684 and $76,870; Equipment $1,183,337 and $1,167,970; Maintenance Rights $6,822 and $5,433; Notes receivable $79,502 and $80,220; and Other assets $6,543 and $6,470 (each respectively).
(2)Total liabilities at March 31, 2023 and December 31, 2022, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,093,537 and $1,118,721, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
REVENUE
Lease rent revenue	$53,220	$38,125
Maintenance reserve revenue	23,498	14,834
Spare parts and equipment sales	5,052	6,630
Interest revenue	2,046	2,114
(Loss) Gain on sale of leased equipment	(133)	2,298
Other revenue	5,852	4,816
Total revenue	89,535	68,817

EXPENSES
Depreciation and amortization expense	22,549	21,809
Cost of spare parts and equipment sales	4,499	4,862
Write-down of equipment	—	21,117
General and administrative	33,271	23,605
Technical expense	2,829	5,646
Net finance costs:
Interest expense	18,389	16,883
Total net finance costs	18,389	16,883
Total expenses	81,537	93,922

Income (Loss) from operations	7,998	(25,105)
Loss from joint ventures	(1,161)	(2,616)
Income (Loss) before income taxes	6,837	(27,721)
Income tax expense (benefit)	2,443	(6,520)
Net income (loss)	4,394	(21,201)
Preferred stock dividends	801	801
Accretion of preferred stock issuance costs	21	21
Net income (loss) attributable to common shareholders	$3,572	$(22,023)

Basic weighted average income (loss) per common share	$0.58	$(3.70)
Diluted weighted average income (loss) per common share	$0.55	$(3.70)

Basic weighted average common shares outstanding	6,123	5,951
Diluted weighted average common shares outstanding	6,456	5,951
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income (loss)	$4,394	$(21,201)
Other comprehensive income:
Currency translation adjustment	102	53
Unrealized (loss) gain on derivative instruments	(6,664)	17,151
Unrealized (loss) gain on derivative instruments at joint venture	(234)	1,090
Net (loss) gain recognized in other comprehensive income	(6,796)	18,294
Tax (benefit) expense related to items of other comprehensive income	(1,495)	4,101
Other comprehensive (loss) income	(5,301)	14,193
Total comprehensive loss	$(907)	$(7,008)

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended March 31, 2023 and 2022
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
Net income	—	—	—	—	—	4,394	—	4,394
Net unrealized gain from currency translation adjustment, net of tax expense of $21	—	—	—	—	—	—	81	81
Net unrealized loss from derivative instruments, net of tax benefit of $(1,516)	—	—	—	—	—	—	(5,382)	(5,382)
Shares issued under stock compensation plans	—	—	6	—	177	—	—	177
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(2)	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,937	—	—	2,937
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Cumulative effect due to adoption of new accounting standard	—	—	—	—	—	(84)	—	(84)
Balances at March 31, 2023	2,500	$49,910	6,619	$66	$23,500	$360,981	$21,442	$405,989

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
Net loss	—	—	—	—	—	(21,201)	—	(21,201)
Net unrealized gain from currency translation adjustment, net of tax expense of $12	—	—	—	—	—	—	41	41
Net unrealized gain from derivative instruments, net of tax expense of $4,089	—	—	—	—	—	—	14,152	14,152
Shares repurchased	—	—	(53)	—	(1,842)	—	—	(1,842)
Shares issued under stock compensation plans	—	—	10	—	165	—	—	165
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,629	—	—	4,629
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Balances at March 31, 2022	2,500	$49,826	6,488	$65	$18,353	$333,365	$19,224	$371,007

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,394	$(21,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	22,549	21,809
Write-down of equipment	—	21,117
Stock-based compensation expense	2,937	4,629
Amortization of deferred costs	1,327	1,308
Loss from joint ventures	1,161	2,616
Payments received on sales-type leases	301	—
Allowances and provisions	173	305
Loss (Gain) on sale of leased equipment	133	(2,298)
Deferred income taxes	2,081	(7,035)
Changes in assets and liabilities:
Receivables	(6,688)	(3,280)
Inventory	1,543	3,407
Other assets	(4,345)	(863)
Accounts payable and accrued expenses	7,612	6,122
Maintenance reserves	10,165	2,626
Security deposits	1,149	(462)
Unearned revenue	7,379	(480)
Net cash provided by operating activities	51,871	28,320

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	7,582	17,255
Issuance of notes receivable	(15,397)	—
Payments received on notes receivable	792	1,203
Purchase of equipment held for operating lease and for sale	(55,686)	(24,220)
Purchase of property, equipment and furnishings	(1,573)	(540)
Net cash used in investing activities	(64,282)	(6,302)

Cash flows from financing activities:
Proceeds from debt obligations	42,000	21,000
Principal payments on debt obligations	(53,458)	(53,257)
Proceeds from shares issued under stock compensation plans	177	165
Repurchase of common stock	—	(1,768)
Preferred stock dividends	(819)	(819)
Net cash used in financing activities	(12,100)	(34,679)

Decrease in cash, cash equivalents and restricted cash	(24,511)	(12,661)
Cash, cash equivalents and restricted cash at beginning of period	89,016	95,641
Cash, cash equivalents and restricted cash at end of period	$64,505	$82,980

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$23,128	$15,057
Income Taxes	$179	$213

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Other assets	$1,089	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$127	$102
Transfers from Equipment held for operating lease to Equipment held for sale	$—	$4,089
Accrued share repurchases	$—	$73
Accrued preferred stock dividends	$18	$18

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2023.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2022 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Income, Statements of Comprehensive Income, Statements of Redeemable Preferred Stock and Shareholders’ Equity and Statements of Cash Flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and the inputs into management's estimates and judgment consider the economic implications of the COVID-19 pandemic and the current rising interest rate and inflationary environment on the Company’s critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowances for doubtful accounts and credit losses, inventory, deferred in-substance fixed payment use fees included in “Unearned revenue” on the Condensed Consolidated Balance Sheets, and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic and the current rising interest rate and inflationary environment, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

(b) Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, including variable interest entities (“VIEs”), where the Company is the primary beneficiary in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest to determine whether for accounting purposes the entity is either a VIE or a voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entity's activities.  If the entity is a voting interest entity, the Company consolidates the entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.

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

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

At the beginning of January 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. There was not a significant impact on the Unaudited Condensed Consolidated Financial Statements upon adoption of the standard.

Notes receivable and investments in sales-type leases, net of allowances represent the current remaining balances we expect to collect for our failed sale-leaseback transactions and sales-type leases. We establish allowances for credit losses to cover probable but specifically unknown losses existing in the portfolio. In doing so, we categorize our financial assets by pools with similar risk characteristics, including whether the financial asset is collateral-backed and whether the customer is placed on non-accrual status. A write-off is recorded when all or part of the financial asset is deemed uncollectible. Write-offs are charged against previously established allowances for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowances for credit losses.

Receivables, net of allowances includes amounts billed to customers where the right to payment is unconditional. We maintain an allowance for our trade receivables to provide for the estimated amount that will not be collected, even when the risk of loss is remote. The allowance is measured on a collective pool basis when similar risk characteristics exist and is established as a percentage of accounts receivable. The percentage is based on all available and relevant information including age of outstanding receivables, historical payment experience and loss history, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions. A write-off is recorded when all or part of the receivable is deemed uncollectible. Write-offs are charged against the previously established allowance for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowance for credit losses.
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three months ended March 31, 2023 and 2022 (in thousands):

Three months ended March 31, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$53,220	$—	$—	$53,220
Maintenance reserve revenue	23,498	—	—	23,498
Spare parts and equipment sales	55	4,997	—	5,052
Interest revenue	2,046	—	—	2,046
Loss on sale of leased equipment	(133)	—	—	(133)
Managed services	5,532	—	—	5,532
Other revenue	256	98	(34)	320
Total revenue	$84,474	$5,095	$(34)	$89,535

Three months ended March 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$38,125	$—	$—	$38,125
Maintenance reserve revenue	14,834	—	—	14,834
Spare parts and equipment sales	202	6,428	—	6,630
Interest revenue	2,114	—	—	2,114
Gain on sale of leased equipment	2,298	—	—	2,298
Managed services	4,644	—	—	4,644
Other revenue	54	176	(58)	172
Total revenue	$62,271	$6,604	$(58)	$68,817

As of March 31, 2023 and December 31, 2022, there was $13.7 million and $6.3 million, respectively, of deferred in-substance fixed payment use fees included in “Unearned revenue.”
3. Equipment Held for Operating Lease and Notes Receivable
As of March 31, 2023, the Company had $2,141.8 million of equipment held in our operating lease portfolio, $96.0 million of notes receivable, $14.6 million of maintenance rights, and $6.1 million of investments in sales-type leases, which represented 341 engines, 13 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2022, the Company had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	March 31, 2023			December 31, 2022
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,522,732	$(538,280)	$1,984,452	$2,491,448	$(525,172)	$1,966,276
Aircraft and airframes	164,643	(18,653)	145,990	150,089	(15,543)	134,546
Marine vessel	14,052	(2,655)	11,397	13,581	(2,468)	11,113
	$2,701,427	$(559,588)	$2,141,839	$2,655,118	$(543,183)	$2,111,935
Notes Receivable and Investments in Sales-Type Leases
During the three months ended March 31, 2023 and 2022, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $2.0 million and $2.1 million, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 7.1% to 12.2% as of March 31, 2023 and 6.3% to 12.2% as of March 31, 2022.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. As of March 31, 2023, WMES owned a lease portfolio, inclusive of 34 engines and five aircraft with a net book value of $227.5 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of March 31, 2023, CASC Willis owned a lease portfolio of four engines with a net book value of $42.9 million.

As of March 31, 2023	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2022	$41,014	$15,175	$56,189
Loss (income) from joint ventures	(1,323)	162	(1,161)
Foreign currency translation adjustment	—	102	102
Other comprehensive loss from joint ventures	(234)	—	(234)
Investment in joint ventures as of March 31, 2023	$39,457	$15,439	$54,896

“Other revenue” on the Condensed Consolidated Statements of Income includes $0.5 million for each of the three months ended March 31, 2023 and 2022, consisting of management fees related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2023, WMES sold an engine to the Company for $22.3 million. There were no aircraft or engine sales by the Company to WMES or CASC Willis during the three months ended March 31, 2023 and 2022.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue	$10,878	$9,541
Expenses	11,165	15,003
WMES net loss	$(287)	$(5,462)

	March 31, 2023	December 31, 2022
	(in thousands)
Total assets	$240,905	$267,580
Total liabilities	156,363	183,083
Total WMES net equity	$84,542	$84,497

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, which are related to engines sold by WMES to the Company, and prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Credit facility at a floating rate of interest of one-month LIBOR plus 1.75% at March 31, 2023, secured by engines. The facility has a committed amount of $1.0 billion at March 31, 2023, which revolves until the maturity date of June 2024	$742,000	$727,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	259,738	262,779
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	36,080	36,502
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	14,109	14,738
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	251,639	255,136
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	35,055	35,542
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	12,669	13,314
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	231,268	238,072
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	36,241	36,386
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	198,785	209,061
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	30,255	30,255
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	2,792	3,304
	1,850,631	1,862,089
Less: unamortized debt issuance costs	(13,743)	(14,811)
Total debt obligations	$1,836,888	$1,847,278

One-month LIBOR was 4.86% and 4.39% as of March 31, 2023 and December 31, 2022, respectively.

Principal outstanding at March 31, 2023, is expected to be repayable as follows:

Year	(in thousands)
2023	$57,142
2024	802,931
2025	59,695
2026	265,083
2027	191,466
Thereafter	474,314
Total	$1,850,631
Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly, quarterly or annually, and the Company was in full compliance with all financial covenant requirements at March 31, 2023.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $742.0 million and $727.0 million of variable rate borrowings at March 31, 2023 and December 31, 2022, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of March 31, 2023, the Company had five interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of 10 months and two with remaining terms of 34 months as of March 31, 2023. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 15 months as of March 31, 2023. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended March 31, 2023.

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

The net fair value of the interest rate swaps as of March 31, 2023 was $28.1 million, representing an asset and is reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset and reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(5.4) million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)
	Three months ended March 31,
	2023	2022
	(in thousands)
Interest rate contracts	$(6,664)	$17,151
Total	$(6,664)	$17,151

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

7.  Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2023 and March 31, 2022 was $2.4 million and $(6.5) million, respectively. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was 35.7% and 23.5%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and a discrete item recorded in the quarter ended March 31, 2022 associated with a write-down of engines due to the Russia and Ukraine conflict. Refer to Note 8 "Fair Value Measurements" for further detail on the write-downs related to Russia.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of March 31, 2023 and December 31, 2022 was estimated to have a fair value of approximately $88.7 million and $83.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company's outstanding balance on its Investments in sales-type leases as of March 31, 2023 and December 31, 2022 was estimated to have a fair value of approximately $6.1 million and $6.4 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2023 and December 31, 2022 was estimated to have a fair value of approximately $1,546.9 million and $1,540.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of March 31, 2023 and December 31, 2022, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of March 31, 2023 was $28.1 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset. The Company recorded an adjustment to interest expense of $(5.4) million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, from derivative instruments.

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

	Total Losses
	Three months ended March 31,
	2023	2022
	(in thousands)
Equipment held for lease	$—	$21,117
Total	$—	$21,117

For the three months ended March 31, 2023, the Company had no impairment on its equipment.

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

There were no anti-dilutive shares for the three months ended March 31, 2023. There were $0.3 million anti-dilutive shares excluded from the computation of diluted weighted average loss per share for the three months ended March 31, 2022.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Net income (loss) attributable to common shareholders	$3,572	$(22,023)

Basic weighted average common shares outstanding	6,123	5,951
Potentially dilutive common shares	333	—
Diluted weighted average common shares outstanding	6,456	5,951

Basic weighted average income (loss) per common share	$0.58	$(3.70)
Diluted weighted average income (loss) per common share	$0.55	$(3.70)
10. Equity

Common Stock Repurchase

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company repurchased a total of 52,780 shares of common stock for approximately $1.8 million at a weighted average price of $34.86 per share.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the three months ended March 31, 2023 and 2022, the Company paid total dividends of $0.8 million on the Series A-1 and Series A-2 Preferred Stock.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
2021 Stock Incentive Plan	$2,890	$4,607
Employee Stock Purchase Plan	47	22
Total Stock Compensation Expense	$2,937	$4,629

The 2021 Stock Incentive Plan (the “2021 Plan”) authorized 1,800,000 shares for issuance, plus the number of shares remaining for issuance under the prior stock plan and any future forfeited awards under the prior plan. Stock-based compensation is in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and two years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of March 31, 2023, the Company had granted 1,256,700 RSAs under the 2021 Plan and had 637,896 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the three months ended March 31, 2023:

Shares
Balance of unvested shares as of December 31, 2022	495,948
Shares granted	—
Shares forfeited	(1,999)
Shares vested	—
Balance of unvested shares as of March 31, 2023	493,949

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the three months ended March 31, 2023 and 2022, 5,506 and 9,919 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three months ended March 31, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$53,220	$—	$—	$53,220
Maintenance reserve revenue	23,498	—	—	23,498
Spare parts and equipment sales	55	4,997	—	5,052
Interest revenue	2,046	—	—	2,046
Loss on sale of leased equipment	(133)	—	—	(133)
Other revenue	5,788	98	(34)	5,852
Total revenue	84,474	5,095	(34)	89,535

Expenses:
Depreciation and amortization expense	22,517	32	—	22,549
Cost of spare parts and equipment sales	8	4,491	—	4,499
General and administrative	32,231	1,040	—	33,271
Technical expense	2,829	—	—	2,829
Net finance costs:
Interest expense	18,389	—	—	18,389
Total finance costs	18,389	—	—	18,389
Total expenses	75,974	5,563	—	81,537
Income (loss) from operations	$8,500	$(468)	$(34)	$7,998

Three months ended March 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$38,125	$—	$—	$38,125
Maintenance reserve revenue	14,834	—	—	14,834
Spare parts and equipment sales	202	6,428	—	6,630
Interest revenue	2,114	—	—	2,114
Gain on sale of leased equipment	2,298	—	—	2,298
Other revenue	4,698	176	(58)	4,816
Total revenue	62,271	6,604	(58)	68,817

Expenses:
Depreciation and amortization expense	21,782	27	—	21,809
Cost of spare parts and equipment sales	6	4,856	—	4,862
Write-down of equipment	21,117	—	—	21,117
General and administrative	22,806	799	—	23,605
Technical expense	5,646	—	—	5,646
Net finance costs:
Interest expense	16,883	—	—	16,883
Total finance costs	16,883	—	—	16,883
Total expenses	88,240	5,682	—	93,922
(Loss) income from operations	$(25,969)	$922	$(58)	$(25,105)

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2023	$2,542,279	$45,055	$—	$2,587,334
Total assets as of December 31, 2022	$2,530,130	$45,087	$—	$2,575,217
13. Related Party Transactions

Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.5 million for each of the three months ended March 31, 2023 and 2022, related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2023, WMES sold an engine to the Company for $22.3 million.

Other

In January 2023, Willis Asset Management Limited, one of the Company's wholly-owned and vertically-integrated subsidiaries, began leasing one of its hangars to Fur Feather and Fin Limited, an entity in which the Company’s Executive Chairman retains an ownership interest, for quarterly rent payments of approximately $7,700. The lease was approved by the Board's Independent Directors.

14. Subsequent Events

In November 2022, an independent committee established by our Board of Directors began reviewing and negotiating a proposal in which Mitsui & Co., Ltd., a Japanese limited company (“Mitsui”), Fuyo General Lease Co., Ltd. (“Fuyo”), JA Mitsui Leasing, Ltd. (“JAML”), and CFW Partners, L.P. (“CFW” and collectively with Mitsui, Fuyo and JAML, the “Consortium”) would acquire all of the outstanding shares of the Company’s common stock not already owned by CFW, Charles F. Willis, IV, Austin Chandler Willis and their respective affiliates. This would result in the Company to become a privately-held company. On April 14, 2023, the Consortium withdrew its offer and abandoned the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the COVID-19 pandemic on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2023, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of March 31, 2023, we had 80 lessees in 43 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2023, we had $2,141.8 million of equipment held in our operating lease portfolio, $96.0 million of notes receivable, $14.6 million of maintenance rights, and $6.1 million of investments in sales-type leases, which represented 341 engines, 13 aircraft, one marine vessel and other leased parts and equipment. As of March 31, 2023, we also managed 327 engines, aircraft and related equipment on behalf of other parties.

Our wholly-owned and vertically-integrated subsidiary Willis Asset Management Limited (“Willis Asset Management”) is focused on the engine management and consulting business. Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.

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
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.

Results of Operations
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenue is summarized as follows:

	Three months ended March 31,
	2023	2022	% Change
	(dollars in thousands)
Lease rent revenue	$53,220	$38,125	39.6%
Maintenance reserve revenue	23,498	14,834	58.4%
Spare parts and equipment sales	5,052	6,630	(23.8)%
Interest revenue	2,046	2,114	(3.2)%
(Loss) Gain on sale of leased equipment	(133)	2,298	(105.8)%
Other revenue	5,852	4,816	21.5%
Total revenue	$89,535	$68,817	30.1%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $15.1 million, or 39.6%, to $53.2 million in the three months ended March 31, 2023 from $38.1 million for the three months ended March 31, 2022. The increase is due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to that of the prior period. During the three months ended March 31, 2023, we purchased equipment (including capitalized costs) totaling $55.7 million, which consisted of five engines and other parts and equipment purchased for our lease portfolio. During the three months ended March 31, 2022, we purchased equipment (including capitalized costs) totaling $24.2 million, which consisted of one engine and other parts and equipment purchased for our lease portfolio.
Two customers and one customer accounted for more than 10% of total lease rent revenue during the three months ended March 31, 2023 and 2022, respectively.
At March 31, 2023, the Company had $2,141.8 million of equipment held in our operating lease portfolio, $96.0 million of notes receivable, $14.6 million of maintenance rights, and $6.1 million of investments in sales-type leases. At March 31, 2022, the Company had $1,951.4 million of equipment held in our operating lease portfolio, $114.3 million of notes receivable, and $22.5 million of maintenance rights. Average utilization (based on net book value) was approximately 86% and 84% for the three months ended March 31, 2023 and 2022, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $8.7 million, or 58.4%, to $23.5 million for the three months ended March 31, 2023 from $14.8 million for the three months ended March 31, 2022. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. There was no long-term maintenance revenue recognized for the three months ended March 31, 2023, compared to $8.2 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $23.5 million of short-term maintenance revenues, compared to $6.6 million in the comparable prior period. As of March 31, 2023, there was $13.7 million of deferred in-substance fixed payment use fees included in “Unearned revenue.” These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $1.6 million, or 23.8%, to $5.1 million for the three months ended March 31, 2023 compared to $6.6 million for the three months ended March 31, 2022. There were no equipment sales for each of the three months ended March 31, 2023 and March 31, 2022.
(Loss) Gain on Sale of Leased Equipment. During the three months ended March 31, 2023, we sold two engines from the lease portfolio for a net loss of $(0.1) million. During the three months ended March 31, 2022, we sold five engines and other parts and equipment from the lease portfolio for a net gain of $2.3 million.
Other Revenue. Other revenue increased by $1.0 million, or 21.5%, to $5.9 million for the three months ended March 31, 2023 from $4.8 million for the three months ended March 31, 2022. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, and other discrete revenue items. The increase in the first quarter of 2023 compared to the prior year period primarily reflects increased managed service revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.7 million, or 3.4%, to $22.5 million for the three months ended March 31, 2023 compared to $21.8 million for the three months ended March 31, 2022. The increase reflects the growth in the portfolio as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $0.4 million, or 7.5%, to $4.5 million for the three months ended March 31, 2023 compared to $4.9 million for the three months ended March 31, 2022. There was no equipment or cost of equipment sales for each of the three months ended March 31, 2023 and March 31, 2022.
Write-down of Equipment. There was no write-down of equipment for the three months ended March 31, 2023. Write-down of equipment was $21.1 million for the three months ended March 31, 2022, reflecting the write-down of three engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia due to the Russia and Ukraine conflict and were expected to be unrecoverable as of March 31, 2022. The remaining $0.7 million write-down was in the ordinary course of business.
General and Administrative Expenses. General and administrative expenses increased by $9.7 million, or 40.9%, to $33.3 million for the three months ended March 31, 2023 compared to $23.6 million for the three months ended March 31, 2022. The increase reflects a $3.9 million increase in personnel costs. Additionally, project costs increased by $1.5 million, primarily related to an increase in managed service revenues. Insurance costs increased by $1.3 million due to an increase in aviation hull war insurance as a result of the Russia and Ukraine conflict, and other taxes increased by $1.9 million due to an increase in business conducted in India.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $2.8 million to $2.8 million for the three months ended March 31, 2023 compared to $5.6 million for the three months ended March 31, 2022 primarily due to a lower level of engine repair activity.

Net Finance Costs. Net finance costs increased $1.5 million, or 8.9%, to $18.4 million for the three months ended March 31, 2023 compared to $16.9 million for the three months ended March 31, 2022 due to higher levels of floating rate debt and an increase in one-month LIBOR, which drives borrowing costs in our revolving credit facility.

Income Tax Expense (Benefit). Income tax expense was $2.4 million for the three months ended March 31, 2023 compared to income tax benefit of $(6.5) million for the three months ended March 31, 2022. The effective tax rate for the first quarter of 2023 was 35.7% compared to 23.5% in the prior year period. The increase in the effective tax rate was predominantly due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
Financial Position, Liquidity and Capital Resources
Liquidity
At March 31, 2023, the Company had $9.8 million of cash and cash equivalents, and $54.7 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $42.0 million and $21.0 million for the three months ended March 31, 2023 and 2022, respectively, was derived from our borrowing activities. In these same time periods, $53.5 million and $53.3 million, respectively, was used to pay down related debt.

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

Cash Flows Discussion
Cash flows provided by operating activities were $51.9 million and $28.3 million for the three months ended March 31, 2023 and 2022, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 87% and 80%, by book value, of our assets were on-lease as of March 31, 2023 and December 31, 2022, respectively. The average utilization rate (based on net book value) for the three months ended March 31, 2023 and 2022 was approximately 86% and 84%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $64.3 million for the three months ended March 31, 2023 and primarily reflected $55.7 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $15.4 million related to a lease entered into which was classified as a note receivable under ASC 842, offset by proceeds from sale of equipment (net of selling expenses) of $7.6 million. Cash flows used in investing activities were $6.3 million in the three months ended March 31, 2022 and primarily reflected $24.2 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by $17.3 million of proceeds from the sale of equipment.
Cash flows used in financing activities were $12.1 million for the three months ended March 31, 2023 and primarily reflected $53.5 million in principal payments, partially offset by $42.0 million in proceeds from debt obligations. Cash flows used in financing activities were $34.7 million for the three months ended March 31, 2022 and primarily reflected $53.3 million in principal payments and $1.8 million of share repurchases, partially offset by $21.0 million in proceeds from debt obligations.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the three months ended March 31, 2023 and 2022, the Company paid total dividends of $0.8 million on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At March 31, 2023, debt obligations consisted of loans totaling $1,836.9 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.1% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2023, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.00 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2023, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2023:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,850,631	$72,594	$862,098	$660,881	$255,058
Interest payments under debt obligations	247,274	93,475	92,832	51,074	9,893
Purchase obligations	453,200	73,992	282,960	96,248	—
Operating lease obligations	10,639	3,259	5,343	1,260	777
Total	$2,561,744	$243,320	$1,243,233	$809,463	$265,728

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we are committed to purchasing 18 additional new LEAP-1A engines for $282.8 million, nine additional new LEAP-1B engines for $159.3 million, and two used CFM56-5B engines for $11.2 million. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $77.7 million and $112.0 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2023 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2023, $742.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $2.4 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the three months ended March 31, 2023 and 2022, 63% and 57%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities. In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2023.
Item 5. Other Information

None.

Item 6.
EXHIBITS

Exhibit Number	Description
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 5, 2023

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)