Form 10-Q
period 2023-06-30
WILLIS LEASE FINANCE CORP
filed 2023-08-04
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's Common Stock outstanding as of August 2, 2023 was 6,366,662.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, potential impact of the COVID-19 pandemic and the current rising interest rate and inflationary environment on the Company's business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023, this quarterly report on Form 10-Q for the three and six months ended June 30, 2023, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$5,918	$12,146
Restricted cash	49,094	76,870
Equipment held for operating lease, less accumulated depreciation of $578,834 and $543,183 at June 30, 2023 and December 31, 2022, respectively	2,161,650	2,111,935
Maintenance rights	14,032	17,708
Equipment held for sale	2,713	3,275
Receivables, net of allowances of $1,770 and $1,511 at June 30, 2023 and December 31, 2022, respectively	52,259	46,954
Spare parts inventory	41,764	38,577
Investments	53,716	56,189
Property, equipment & furnishings, less accumulated depreciation of $17,619 and $16,060 at June 30, 2023 and December 31, 2022, respectively	37,329	35,350
Intangible assets, net	1,100	1,129
Notes receivable, net of allowances of $72 and $0 at June 30, 2023 and December 31, 2022, respectively	95,047	81,439
Investments in sales-type leases, net of allowances of $6 and $0 at June 30, 2023 and December 31, 2022, respectively	5,827	6,440
Other assets	83,507	87,205
Total assets (1)	$2,603,956	$2,575,217

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$41,927	$43,040
Deferred income taxes	137,884	132,516
Debt obligations	1,827,021	1,847,278
Maintenance reserves	73,872	59,453
Security deposits	22,528	20,490
Unearned revenue	33,626	17,863
Total liabilities (2)	2,136,858	2,120,640

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at June 30, 2023 and December 31, 2022, respectively)	49,931	49,889

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,845 and 6,615 shares issued at June 30, 2023 and December 31, 2022, respectively)	68	66
Paid-in capital in excess of par	21,740	20,386
Retained earnings	373,965	357,493
Accumulated other comprehensive income, net of income tax expense of $6,078 and $7,587 at June 30, 2023 and December 31, 2022, respectively	21,394	26,743
Total shareholders’ equity	417,167	404,688
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,603,956	$2,575,217

_____________________________
(1)Total assets at June 30, 2023 and December 31, 2022, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $49,094 and $76,870; Equipment $1,179,739 and $1,167,970; Maintenance Rights $6,822 and $5,433; Notes receivable $78,796 and $80,220; and Other assets $6,902 and $6,470 (each respectively).
(2)Total liabilities at June 30, 2023 and December 31, 2022, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,067,881 and $1,118,721, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE
Lease rent revenue	$54,416	$36,704	$107,636	$74,829
Maintenance reserve revenue	35,415	24,245	58,913	39,079
Spare parts and equipment sales	4,550	6,792	9,602	13,422
Interest revenue	2,258	1,865	4,304	3,978
Gain on sale of leased equipment	4,461	498	4,328	2,796
Gain on sale of financial assets	—	3,116	—	3,116
Other revenue	7,896	4,855	13,748	9,672
Total revenue	108,996	78,075	198,531	146,892

EXPENSES
Depreciation and amortization expense	22,494	21,612	45,043	43,421
Cost of spare parts and equipment sales	3,058	7,014	7,557	11,876
Write-down of equipment	1,671	78	1,671	21,195
General and administrative	38,327	20,427	71,598	44,032
Technical expense	4,919	3,436	7,748	9,082
Net finance costs:
Interest expense	19,085	16,023	37,474	32,906
Total net finance costs	19,085	16,023	37,474	32,906
Total expenses	89,554	68,590	171,091	162,512

Income (Loss) from operations	19,442	9,485	27,440	(15,620)
(Loss) Income from joint ventures	(474)	1,469	(1,635)	(1,147)
Income (Loss) before income taxes	18,968	10,954	25,805	(16,767)
Income tax expense (benefit)	5,152	5,046	7,595	(1,474)
Net income (loss)	13,816	5,908	18,210	(15,293)
Preferred stock dividends	811	811	1,612	1,612
Accretion of preferred stock issuance costs	21	21	42	42
Net income (loss) attributable to common shareholders	$12,984	$5,076	$16,556	$(16,947)

Basic weighted average income (loss) per common share	$2.04	$0.83	$2.65	$(2.81)
Diluted weighted average income (loss) per common share	$2.02	$0.81	$2.57	$(2.81)

Basic weighted average common shares outstanding	6,354	6,129	6,239	6,040
Diluted weighted average common shares outstanding	6,442	6,246	6,449	6,040
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$13,816	$5,908	$18,210	$(15,293)
Other comprehensive income (loss):
Currency translation adjustment	(797)	(901)	(695)	(848)
Unrealized gain (loss) on derivative instruments	645	3,945	(6,020)	21,096
Unrealized gain (loss) on derivative instruments at joint venture	90	319	(143)	1,409
Net (loss) gain recognized in other comprehensive income	(62)	3,363	(6,858)	21,657
Tax (benefit) expense related to items of other comprehensive income (loss)	(14)	759	(1,509)	4,860
Other comprehensive (loss) income	(48)	2,604	(5,349)	16,797
Total comprehensive income	$13,768	$8,512	$12,861	$1,504

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Three months ended June 30, 2023 and 2022
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at March 31, 2023	2,500	$49,910	6,619	$66	$23,500	$360,981	$21,442	$405,989
Net income	—	—	—	—	—	13,816	—	13,816
Net unrealized loss from currency translation adjustment, net of tax benefit of $175	—	—	—	—	—	—	(622)	(622)
Net unrealized gain from derivative instruments, net of tax expense of $161	—	—	—	—	—	—	574	574
Shares issued under stock compensation plans	—	—	326	3	(3)	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(100)	(1)	(5,619)	—	—	(5,620)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,862	—	—	3,862
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2023	2,500	$49,931	6,845	$68	$21,740	$373,965	$21,394	$417,167

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at March 31, 2022	2,500	$49,826	6,488	$65	$18,353	$333,365	$19,224	$371,007
Net income	—	—	—	—	—	5,908	—	5,908
Net unrealized loss from currency translation adjustment, net of tax benefit of $202	—	—	—	—	—	—	(698)	(698)
Net unrealized gain from derivative instruments, net of tax expense of $961	—	—	—	—	—	—	3,302	3,302
Shares repurchased	—	—	(101)	(1)	(3,337)	—	—	(3,338)
Shares issued under stock compensation plans	—	—	330	(1)	1	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(108)	—	(3,496)	—	—	(3,496)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,041	—	—	3,041
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2022	2,500	$49,847	6,609	$63	$14,562	$338,441	$21,828	$374,894

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
Six months ended June 30, 2023 and 2022
(In thousands)
(Unaudited)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
Net income	—	—	—	—	—	18,210	—	18,210
Net unrealized loss from currency translation adjustment, net of tax benefit of $154	—	—	—	—	—	—	(541)	(541)
Net unrealized loss from derivative instruments, net of tax benefit of $1,355	—	—	—	—	—	—	(4,808)	(4,808)
Shares repurchased	—	—	—	—	—	—	—	—
Shares issued under stock compensation plans	—	—	332	3	174	—	—	177
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(102)	(1)	(5,619)	—	—	(5,620)
Stock-based compensation expense, net of forfeitures	—	—	—	—	6,799	—	—	6,799
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,612)	—	(1,612)
Cumulative effect due to adoption of new accounting standard	—	—	—	—	—	(84)	—	(84)
Balances at June 30, 2023	2,500	$49,931	6,845	$68	$21,740	$373,965	$21,394	$417,167

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
Net loss	—	—	—	—	—	(15,293)	—	(15,293)
Net unrealized loss from currency translation adjustment, net of tax benefit of $191	—	—	—	—	—	—	(657)	(657)
Net unrealized gain from derivative instruments, net of tax expense of $5,051	—	—	—	—	—	—	17,454	17,454
Shares repurchased	—	—	(154)	(1)	(5,179)	—	—	(5,180)
Shares issued under stock compensation plans	—	—	340	(1)	166	—	—	165
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(108)	—	(3,496)	—	—	(3,496)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,670	—	—	7,670
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,612)	—	(1,612)
Balances at June 30, 2022	2,500	$49,847	6,609	$63	$14,562	$338,441	$21,828	$374,894

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$18,210	$(15,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	45,043	43,421
Write-down of equipment	1,671	21,195
Stock-based compensation expense	6,799	7,670
Amortization of deferred costs	2,724	2,667
Allowances and provisions	296	400
Gain on sale of leased equipment	(4,328)	(2,796)
Gain on sale of financial assets	—	(3,116)
Payments received on sales-type leases	608	—
Loss from joint ventures	1,635	1,147
Gain on insurance proceeds	(761)	—
Deferred income taxes	6,876	(1,792)
Changes in assets and liabilities:
Receivables	(10,608)	(1,249)
Inventory	(2,925)	8,684
Other assets	(3,428)	(2,576)
Accounts payable and accrued expenses	6,613	(46)
Maintenance reserves	15,219	(1,266)
Security deposits	2,038	(81)
Unearned revenue	12,805	796
Net cash provided by operating activities	98,487	57,765

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	23,434	47,657
Proceeds from sale of notes receivable (net of selling expenses)	—	40,705
Issuance of notes receivable	(15,397)	(15,270)
Payments received on notes receivable	1,717	2,118
Insurance proceeds received on equipment	2,189	—
Purchase of equipment held for operating lease and for sale	(111,447)	(81,336)
Purchase of property, equipment and furnishings	(3,540)	(2,623)
Net cash used in investing activities	(103,044)	(8,749)

Cash flows from financing activities:
Proceeds from debt obligations	109,000	59,000
Principal payments on debt obligations	(131,383)	(119,685)
Proceeds from shares issued under stock compensation plans	177	165
Cancellation of restricted stock units in satisfaction of withholding tax	(5,620)	(3,496)
Repurchase of common stock	—	(5,180)
Preferred stock dividends	(1,621)	(1,621)
Net cash used in financing activities	(29,447)	(70,817)

Decrease in cash, cash equivalents and restricted cash	(34,004)	(21,801)
Cash, cash equivalents and restricted cash at beginning of period	89,016	95,641
Cash, cash equivalents and restricted cash at end of period	$55,012	$73,840

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$47,221	$31,269
Income Taxes	$316	$879

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$—	$7,025
Transfers from Equipment held for operating lease to Spare parts inventory	$261	$1,121
Transfers from Equipment held for operating lease to Equipment held for sale	$1,746	$4,749
Accrued preferred stock dividends	$9	$9

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2023.

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

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and the inputs into management's estimates and judgment consider the economic implications of the COVID-19 pandemic and the current rising interest rate and inflationary environment on the Company’s critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowances for doubtful accounts and credit losses, inventory, deferred in-substance fixed payment use fees included in “Unearned revenue” on the Condensed Consolidated Balance Sheets, and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the rapidly changing market and economic conditions related to the current rising interest rate and inflationary environment, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

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

(c)   Risks and Uncertainties

The scope and nature of the impact of COVID-19 on the airline industry, and in turn the Company's business, continue to evolve and the outcomes are uncertain. Additionally, given the uncertainty in the rapidly changing market and economic conditions related to the current rising interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact to the Company's business and financial position. The ultimate extent of the effects of the COVID-19 pandemic and the current rising interest rate and inflationary environment on the Company will depend on future developments, and such effects could exist for an extended period of time.

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
2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2023 and 2022 (in thousands):

Three months ended June 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$54,416	$—	$—	$54,416
Maintenance reserve revenue	35,415	—	—	35,415
Spare parts and equipment sales	254	4,296	—	4,550
Interest revenue	2,258	—	—	2,258
Gain on sale of leased equipment	4,461	—	—	4,461
Managed services	6,708	—	—	6,708
Other revenue	1,029	228	(69)	1,188
Total revenue	$104,541	$4,524	$(69)	$108,996

Three months ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$36,704	$—	$—	$36,704
Maintenance reserve revenue	24,245	—	—	24,245
Spare parts and equipment sales	49	6,743	—	6,792
Interest revenue	1,865	—	—	1,865
Gain on sale of leased equipment	498	—	—	498
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	4,787	—	—	4,787
Other revenue	39	58	(29)	68
Total revenue	$71,303	$6,801	$(29)	$78,075

Six months ended June 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$107,636	$—	$—	$107,636
Maintenance reserve revenue	58,913	—	—	58,913
Spare parts and equipment sales	309	9,293	—	9,602
Interest revenue	4,304	—	—	4,304
Gain on sale of leased equipment	4,328	—	—	4,328
Managed services	12,240	—	—	12,240
Other revenue	1,285	326	(103)	1,508
Total revenue	$189,015	$9,619	$(103)	$198,531

Six months ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$74,829	$—	$—	$74,829
Maintenance reserve revenue	39,079	—	—	39,079
Spare parts and equipment sales	251	13,171	—	13,422
Interest revenue	3,978	—	—	3,978
Gain on sale of leased equipment	2,796	—	—	2,796
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	9,431	—	—	9,431
Other revenue	94	234	(87)	241
Total revenue	$133,574	$13,405	$(87)	$146,892

As of June 30, 2023 and December 31, 2022, there was $19.8 million and $6.3 million, respectively, of deferred in-substance fixed payment use fees included in “Unearned revenue.”

3. Equipment Held for Operating Lease and Notes Receivable
As of June 30, 2023, the Company had $2,161.7 million of equipment held in our operating lease portfolio, $95.0 million of notes receivable, $14.0 million of maintenance rights, and $5.8 million of investments in sales-type leases, which represented 348 engines, 12 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2022, the Company had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	June 30, 2023			December 31, 2022
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,571,113	$(557,965)	$2,013,148	$2,491,448	$(525,172)	$1,966,276
Aircraft and airframes	154,965	(18,008)	136,957	150,089	(15,543)	134,546
Marine vessel	14,406	(2,861)	11,545	13,581	(2,468)	11,113
	$2,740,484	$(578,834)	$2,161,650	$2,655,118	$(543,183)	$2,111,935
Notes Receivable and Investments in Sales-Type Leases
During the three months ended June 30, 2023 and 2022, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $2.3 million and $1.9 million, respectively, and $4.3 million and $4.0 million during the six months ended June 30, 2023 and 2022, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 7.1% to 12.2% as of June 30, 2023 and June 30, 2022.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. As of June 30, 2023, WMES owned a lease portfolio, inclusive of 35 engines and five aircraft with a net book value of $231.7 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of June 30, 2023, CASC Willis owned a lease portfolio of four engines with a net book value of $40.2 million.

As of June 30, 2023	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2022	$41,014	$15,175	$56,189
Loss from joint ventures	(1,507)	(128)	(1,635)
Foreign currency translation adjustment	—	(695)	(695)
Other comprehensive loss from joint ventures	(143)	—	(143)
Investment in joint ventures as of June 30, 2023	$39,364	$14,352	$53,716

“Other revenue” on the Condensed Consolidated Statements of Income includes $0.6 million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively, consisting of management fees related to the servicing of engines for the WMES lease portfolio.

During the six months ended June 30, 2023, WMES sold an engine to the Company for $22.3 million, and the Company sold an engine to WMES for $15.5 million. There were no aircraft sales by the Company to WMES or CASC Willis during the six months ended June 30, 2023 and 2022.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$10,972	$21,185	$21,850	$30,726
Expenses	11,387	17,687	22,552	32,690
WMES net (loss) income	$(415)	$3,498	$(702)	$(1,964)

	June 30, 2023	December 31, 2022
	(in thousands)
Total assets	$245,027	$267,580
Total liabilities	160,901	183,083
Total WMES net equity	$84,126	$84,497

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, which are related to engines sold by WMES to the Company, and prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.
5.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Credit facility at a floating rate of interest of one-month London Interbank Offered Rate (“LIBOR”) plus 1.75% at June 30, 2023, secured by engines. The facility has a committed amount of $1.0 billion at June 30, 2023, which revolves until the maturity date of June 2024	$758,000	$727,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	257,726	262,779
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	35,800	36,502
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	13,537	14,738
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	248,375	255,136
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	34,600	35,542
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	12,036	13,314
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	226,932	238,072
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	31,216	36,386
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	188,951	209,061
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	30,255	30,255
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	2,278	3,304
	1,839,706	1,862,089
Less: unamortized debt issuance costs	(12,685)	(14,811)
Total debt obligations	$1,827,021	$1,847,278

The Company plans to extend the maturity date of its credit facility through an amendment to the credit agreement prior to June 2024. One-month LIBOR was 5.22% and 4.39% as of June 30, 2023 and December 31, 2022, respectively.

Principal outstanding at June 30, 2023, is expected to be repayable as follows:

Year	(in thousands)
2023	$38,474
2024	818,278
2025	59,043
2026	266,375
2027	182,435
Thereafter	475,101
Total	$1,839,706
Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends and stock repurchases. These covenants are tested either monthly, quarterly or annually, and the Company was in full compliance with all financial covenant requirements at June 30, 2023.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month LIBOR, with $758.0 million and $727.0 million of variable rate borrowings at June 30, 2023 and December 31, 2022, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of June 30, 2023, the Company had five interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of seven months and two with remaining terms of 31 months as of June 30, 2023. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of 12 months as of June 30, 2023. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended June 30, 2023.

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

The net fair value of the interest rate swaps as of June 30, 2023 was $28.8 million, representing an asset and is reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset and reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(5.7) million and $(0.9) million during the three months ended June 30, 2023 and 2022, respectively, and $(11.1) million and $(0.6) million during the six months ended June 30, 2023 and 2022, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest rate contracts	$645	$3,945	$(6,020)	$21,096
Total	$645	$3,945	$(6,020)	$21,096

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
7.  Income Taxes

Income tax expense for the three and six months ended June 30, 2023 was $5.2 million and $7.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2023 was 27.2% and 29.4%, respectively. Income tax expense (benefit) for the three and six months ended June 30, 2022 was $5.0 million and $(1.5) million, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 46.1% and 8.8%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a discrete item recorded in the quarter ended March 31, 2022 associated with a write-down of engines due to the Russia and Ukraine conflict. Refer to Note 8 "Fair Value Measurements" for further detail on the write-downs related to Russia.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of June 30, 2023 and December 31, 2022 was estimated to have a fair value of approximately $88.0 million and $83.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company's outstanding balance on its Investments in sales-type leases as of June 30, 2023 and December 31, 2022 was estimated to have a fair value of approximately $5.8 million and $6.4 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2023 and December 31, 2022 was estimated to have a fair value of approximately $1,519.8 million and $1,540.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of June 30, 2023 and December 31, 2022, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The net fair value of the interest rate swaps as of June 30, 2023 was $28.8 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset. The Company recorded an adjustment to interest expense of $(5.7) million and $(0.9) million during the three months ended June 30, 2023 and 2022, respectively, and $(11.1) million and $(0.6) million during the six months ended June 30, 2023 and 2022, respectively, from derivative instruments.

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

	Total Losses
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Equipment held for lease	$1,621	$—	$1,621	$21,117
Equipment held for sale	50	78	50	78
Total	$1,671	$78	$1,671	$21,195

Write-downs of equipment to their estimated fair values totaled $1.7 million for the three and six months ended June 30, 2023, reflecting the adjustment of the carrying value of two impaired engines. As of June 30, 2023, included within equipment held for lease and equipment held for sale was $29.3 million in remaining book values of 14 assets which were previously written down.

Write-downs of equipment to their estimated fair value totaled $0.1 million for the three months ended June 30, 2022. Write-downs of equipment to their estimated fair values totaled $21.2 million for the six months ended June 30, 2022, reflecting an adjustment of the carrying value of three impaired engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business.
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

There were no anti-dilutive shares for the three and six months ended June 30, 2023. There were no anti-dilutive shares excluded from the computation of diluted weighted average earnings per share for the three months ended June 30, 2022. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average loss per share for the six months ended June 30, 2022.

The following table presents the calculation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$12,984	$5,076	$16,556	$(16,947)

Basic weighted average common shares outstanding	6,354	6,129	6,239	6,040
Potentially dilutive common shares	88	117	210	—
Diluted weighted average common shares outstanding	6,442	6,246	6,449	6,040

Basic weighted average income (loss) per common share	$2.04	$0.83	$2.65	$(2.81)
Diluted weighted average income (loss) per common share	$2.02	$0.81	$2.57	$(2.81)
10. Equity

Common Stock Repurchase

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company repurchased a total of 154,215 shares of common stock for approximately $5.2 million at a weighted average price of $33.98 per share.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the six months ended June 30, 2023 and 2022, the Company paid total dividends of $1.6 million, on the Series A-1 and Series A-2 Preferred Stock.

11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
2021 Stock Incentive Plan	$3,824	$3,027	$6,714	$7,634
Employee Stock Purchase Plan	38	14	85	36
Total Stock Compensation Expense	$3,862	$3,041	$6,799	$7,670

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

As of June 30, 2023, the Company had granted 1,582,800 RSAs under the 2021 Plan and had 311,796 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the six months ended June 30, 2023:

Shares
Balance of unvested shares as of December 31, 2022	495,948
Shares granted	326,100
Shares forfeited	(1,999)
Shares vested	(337,027)
Balance of unvested shares as of June 30, 2023	483,022

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the six months ended June 30, 2023 and 2022, 5,506 and 9,919 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The following tables present a summary of the reportable segments (in thousands):

Three months ended June 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$54,416	$—	$—	$54,416
Maintenance reserve revenue	35,415	—	—	35,415
Spare parts and equipment sales	254	4,296	—	4,550
Interest revenue	2,258	—	—	2,258
Gain on sale of leased equipment	4,461	—	—	4,461
Other revenue	7,737	228	(69)	7,896
Total revenue	104,541	4,524	(69)	108,996

Expenses:
Depreciation and amortization expense	22,472	22	—	22,494
Cost of spare parts and equipment sales	43	3,015	—	3,058
Write-down of equipment	1,671	—	—	1,671
General and administrative	37,306	1,021	—	38,327
Technical expense	4,919	—	—	4,919
Net finance costs:
Interest expense	19,085	—	—	19,085
Total finance costs	19,085	—	—	19,085
Total expenses	85,496	4,058	—	89,554
Income (Loss) from operations	$19,045	$466	$(69)	$19,442

Three months ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$36,704	$—	$—	$36,704
Maintenance reserve revenue	24,245	—	—	24,245
Spare parts and equipment sales	49	6,743	—	6,792
Interest revenue	1,865	—	—	1,865
Gain on sale of leased equipment	498	—	—	498
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	4,826	58	(29)	4,855
Total revenue	71,303	6,801	(29)	78,075

Expenses:
Depreciation and amortization expense	21,585	27	—	21,612
Cost of spare parts and equipment sales	4	7,010	—	7,014
Write-down of equipment	78	—	—	78
General and administrative	19,581	846	—	20,427
Technical expense	3,436	—	—	3,436
Net finance costs:
Interest expense	16,023	—	—	16,023
Total finance costs	16,023	—	—	16,023
Total expenses	60,707	7,883	—	68,590
Income (Loss) from operations	$10,596	$(1,082)	$(29)	$9,485

Six months ended June 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$107,636	$—	$—	$107,636
Maintenance reserve revenue	58,913	—	—	58,913
Spare parts and equipment sales	309	9,293	—	9,602
Interest revenue	4,304	—	—	4,304
Gain on sale of leased equipment	4,328	—	—	4,328
Other revenue	13,525	326	(103)	13,748
Total revenue	189,015	9,619	(103)	198,531

Expenses:
Depreciation and amortization expense	44,989	54	—	45,043
Cost of spare parts and equipment sales	51	7,506	—	7,557
Write-down of equipment	1,671	—	—	1,671
General and administrative	69,536	2,062	—	71,598
Technical expense	7,748	—	—	7,748
Net finance costs:
Interest expense	37,474	—	—	37,474
Total finance costs	37,474	—	—	37,474
Total expenses	161,469	9,622	—	171,091
Income (Loss) from operations	$27,546	$(3)	$(103)	$27,440

Six months ended June 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$74,829	$—	$—	$74,829
Maintenance reserve revenue	39,079	—	—	39,079
Spare parts and equipment sales	251	13,171	—	13,422
Interest revenue	3,978	—	—	3,978
Gain on sale of leased equipment	2,796	—	—	2,796
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	9,525	234	(87)	9,672
Total revenue	133,574	13,405	(87)	146,892

Expenses:
Depreciation and amortization expense	43,367	54	—	43,421
Cost of spare parts and equipment sales	10	11,866	—	11,876
Write-down of equipment	21,195	—	—	21,195
General and administrative	42,387	1,645	—	44,032
Technical expense	9,082	—	—	9,082
Net finance costs:
Interest expense	32,906	—	—	32,906
Total finance costs	32,906	—	—	32,906
Total expenses	148,947	13,565	—	162,512
Loss from operations	$(15,373)	$(160)	$(87)	$(15,620)

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2023	$2,554,237	$49,719	$—	$2,603,956
Total assets as of December 31, 2022	$2,530,130	$45,087	$—	$2,575,217
13. Related Party Transactions

Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.6 million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively, related to the servicing of engines for the WMES lease portfolio.

During the six months ended June 30, 2023, WMES sold an engine to the Company for $22.3 million, and the Company sold an engine to WMES for $15.5 million.

Other

In January 2023, Willis Asset Management Limited, one of the Company's wholly-owned and vertically-integrated subsidiaries, began leasing one of its hangars to Fur Feather and Fin Limited, an entity in which the Company’s Executive Chairman retains an ownership interest, for quarterly rent payments of approximately $7,700. The lease was approved by the Board's Independent Directors.
14. Subsequent Events

In July 2023, the Company entered a sale-leaseback arrangement under which the Company sold one engine from its portfolio for $17.8 million and entered into a lease agreement for that asset. The lease agreement provides the Company with a future call option. The expected term of the arrangement is approximately eight years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the COVID-19 pandemic and the current rising interest rate and inflationary environment on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2023, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of June 30, 2023, we had 80 lessees in 43 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2023, we had $2,161.7 million of equipment held in our operating lease portfolio, $95.0 million of notes receivable, $14.0 million of maintenance rights, and $5.8 million of investments in sales-type leases, which represented 348 engines, 12 aircraft, one marine vessel and other leased parts and equipment. As of June 30, 2023, we also managed 339 engines, aircraft and related equipment on behalf of other parties.

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

Risks and Uncertainties

The scope and nature of the impact of COVID-19 on the airline industry, and in turn the Company's business, continue to evolve and the outcomes are uncertain. Additionally, given the uncertainty in the rapidly changing market and economic conditions related to the current rising interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact to the Company's business and financial position. The ultimate extent of the effects of the COVID-19 pandemic and the current rising interest rate and inflationary environment on the Company will depend on future developments, and such effects could exist for an extended period of time.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.

Results of Operations
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Revenue is summarized as follows:

	Three months ended June 30,
	2023	2022	% Change
	(dollars in thousands)
Lease rent revenue	$54,416	$36,704	48.3%
Maintenance reserve revenue	35,415	24,245	46.1%
Spare parts and equipment sales	4,550	6,792	(33.0)%
Interest revenue	2,258	1,865	21.1%
Gain on sale of leased equipment	4,461	498	795.8%
Gain on sale of financial assets	—	3,116	(100.0)%
Other revenue	7,896	4,855	62.6%
Total revenue	$108,996	$78,075	39.6%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $17.7 million, or 48.3%, to $54.4 million in the three months ended June 30, 2023 from $36.7 million for the three months ended June 30, 2022. The increase is due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to that of the prior period. During the three months ended June 30, 2023, we purchased equipment (including capitalized costs) totaling $55.8 million, which consisted of nine engines and other parts and equipment purchased for our lease portfolio. During the three months ended June 30, 2022, we purchased equipment (including capitalized costs) totaling $57.1 million, which consisted of four engines and other parts and equipment purchased for our lease portfolio.
One customer accounted for more than 10% of total lease rent revenue during the three months ended June 30, 2023 and 2022, respectively.
At June 30, 2023, the Company had $2,161.7 million of equipment held in our operating lease portfolio, $95.0 million of notes receivable, $14.0 million of maintenance rights, and $5.8 million of investments in sales-type leases. At June 30, 2022, the Company had $1,957.6 million of equipment held in our operating lease portfolio, $83.3 million of notes receivable, $22.5 million of maintenance rights, and $7.0 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 84% and 82% for the three months ended June 30, 2023 and 2022, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $11.2 million, or 46.1%, to $35.4 million for the three months ended June 30, 2023 from $24.2 million for the three months ended June 30, 2022. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. There was $6.8 million long-term maintenance revenue recognized for the three months ended June 30, 2023, compared to $15.1 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $28.6 million of short-term maintenance revenues, compared to $9.2 million in the comparable prior period. As of June 30, 2023, there was $19.8 million of cumulative deferred in-substance fixed payment use fees included in “Unearned revenue.” These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $2.2 million, or 33.0%, to $4.6 million for the three months ended June 30, 2023 compared to $6.8 million for the three months ended June 30, 2022. There were no equipment sales for each of the three months ended June 30, 2023 and June 30, 2022.

Interest Revenue. Interest revenue increased by $0.4 million, to $2.3 million for the three months ended June 30, 2023 from $1.9 million in 2022. The increase is primarily the result of an increase in notes receivable of $11.8 million, partially offset by a decrease in investments in sales-type leases of $1.2 million.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2023, we sold two engines and other parts and equipment from the lease portfolio for a net gain of $4.5 million. During the three months ended June 30, 2022, we sold eight engines from the lease portfolio for a net gain of $0.5 million.
Gain on Sale of Financial Assets. There was no gain on sale of financial assets during the three months ended June 30, 2023 as we did not sell any notes receivable. During the three months ended June 30, 2022, we sold four notes receivable for a net gain of $3.1 million.
Other Revenue. Other revenue increased by $3.0 million, or 62.6%, to $7.9 million for the three months ended June 30, 2023 from $4.9 million for the three months ended June 30, 2022. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, and other discrete revenue items. The increase in the second quarter of 2023 compared to the prior year period primarily reflects increased managed service revenue.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.9 million, or 4.1%, to $22.5 million for the three months ended June 30, 2023 compared to $21.6 million for the three months ended June 30, 2022. The increase reflects the growth in the portfolio as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $4.0 million, or 56.4%, to $3.1 million for the three months ended June 30, 2023 compared to $7.0 million for the three months ended June 30, 2022, reflecting the decline in spare parts sales. There were no equipment or cost of equipment sales for each of the three months ended June 30, 2023 and June 30, 2022.
Write-down of Equipment. Write-down of equipment was $1.7 million for the three months ended June 30, 2023, reflecting the write-down of two engines. Write-down of equipment was $0.1 million for the three months ended June 30, 2022.
General and Administrative Expenses. General and administrative expenses increased by $17.9 million, or 87.6%, to $38.3 million for the three months ended June 30, 2023 compared to $20.4 million for the three months ended June 30, 2022. The increase reflects a $10.0 million increase in personnel costs, mainly due to the prior year period not including bonus accruals. Additionally, project costs increased by $1.8 million, primarily related to an increase in managed service revenues. Insurance costs increased by $1.0 million due to an increase in aviation hull war insurance as a result of the Russia and Ukraine conflict, and other taxes increased by $1.1 million due to an increase in business conducted in India.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $1.5 million, or 43.2%, to $4.9 million for the three months ended June 30, 2023 compared to $3.4 million for the three months ended June 30, 2022, primarily due to a higher level of engine repair activity.

Net Finance Costs. Net finance costs increased $3.1 million, or 19.1%, to $19.1 million for the three months ended June 30, 2023 compared to $16.0 million for the three months ended June 30, 2022 due to higher levels of floating rate debt and an increase in one-month London Interbank Offered Rate (“LIBOR”), which drives borrowing costs in our revolving credit facility.

Income Tax Expense. Income tax expense was $5.2 million for the three months ended June 30, 2023 compared to income tax expense of $5.0 million for the three months ended June 30, 2022. The effective tax rate for the second quarter of 2023 was 27.2% compared to 46.1% in the prior year period. The Company's effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Revenue is summarized as follows:

	Six months ended June 30,
	2023	2022	% Change
	(dollars in thousands)
Lease rent revenue	$107,636	$74,829	43.8%
Maintenance reserve revenue	58,913	39,079	50.8%
Spare parts and equipment sales	9,602	13,422	(28.5)%
Interest revenue	4,304	3,978	8.2%
Gain on sale of leased equipment	4,328	2,796	54.8%
Gain on sale of financial assets	—	3,116	(100.0)%
Other revenue	13,748	9,672	42.1%
Total revenue	$198,531	$146,892	35.2%

Lease Rent Revenue. Lease rent revenue increased by $32.8 million, or 43.8%, to $107.6 million for the six months ended June 30, 2023, compared to $74.8 million for the six months ended June 30, 2022. The increase is due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to the prior year period. During the six months ended June 30, 2023, we purchased equipment (including capitalized costs) totaling $111.4 million, which consisted of 14 engines and other parts and equipment purchased for our lease portfolio. During the six months ended June 30, 2022, we purchased equipment (including capitalized costs) totaling $81.3 million, which primarily consisted of five engines and other parts and equipment purchased for our lease portfolio.
Two customers and one customer accounted for more than 10% of total lease rent revenue during the six months ended June 30, 2023 and 2022, respectively.
At June 30, 2023, the Company had $2,161.7 million of equipment held in our operating lease portfolio, $95.0 million of notes receivable, $14.0 million of maintenance rights, and $5.8 million of investments in sales-type leases. At June 30, 2022, the Company had $1,957.6 million of equipment held in our operating lease portfolio, $83.3 million of notes receivable, $22.5 million of maintenance rights, and $7.0 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 85% and 83% for the six months ended June 30, 2023 and 2022, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $19.8 million, or 50.8%, to $58.9 million for the six months ended June 30, 2023 from $39.1 million for the six months ended June 30, 2022. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Long-term maintenance revenue was $6.8 million for the six months ended June 30, 2023 compared to $23.3 million in the prior year period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $52.1 million of short-term maintenance revenues compared to $15.8 million in the comparable prior period. As of June 30, 2023, there was $19.8 million of cumulative deferred in-substance fixed payment use fees included in “Unearned revenue.” These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $3.8 million, or 28.5%, to $9.6 million for the six months ended June 30, 2023 compared to $13.4 million in the prior year period. There were no equipment sales during the six months ended June 30, 2023 and 2022.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2023, we sold four engines and other parts and equipment from the lease portfolio for a net gain of $4.3 million. During the six months ended June 30, 2022, we sold 13 engines and other parts and equipment from the lease portfolio for a net gain of $2.8 million.
Gain on Sale of Financial Assets. There was no gain on sale of financial assets during the six months ended June 30, 2023 as we did not sell any notes receivable. During the six months ended June 30, 2022, we sold four notes receivable for a net gain of $3.1 million.

Other Revenue. Other revenue increased by $4.1 million, or 42.1%, to $13.7 million for the six months ended June 30, 2023 from $9.7 million for the six months ended June 30, 2022. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, and other discrete revenue items. The increase for the six months ended June 30, 2023 compared to the prior year period primarily reflects increased managed service revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.6 million, or 3.7%, to $45.0 million for the six months ended June 30, 2023 compared to $43.4 million for the six months ended June 30, 2022. The increase reflects the growth in the portfolio as compared to the prior year period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $4.3 million, or 36.4%, to $7.6 million for the six months ended June 30, 2023 compared to $11.9 million for the six months ended June 30, 2022, reflecting the decline in spare parts sales. There were no equipment or cost of equipment sales for each of the six months ended June 30, 2023 and 2022.

Write-down of Equipment. Write-down of equipment was $1.7 million for the six months ended June 30, 2023, reflecting the write-down of two engines. Write-down of equipment was $21.2 million for the six months ended June 30, 2022, primarily reflecting the write-down of three engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined due to the Russia and Ukraine conflict to be unrecoverable. The remaining write-downs were in the ordinary course of business.

General and Administrative Expenses. General and administrative expenses increased by $27.6 million, or 62.6%, to $71.6 million for the six months ended June 30, 2023 compared to $44.0 million for the six months ended June 30, 2022. The increase primarily reflects a $13.9 million increase in personnel costs, mainly due to the prior year period not including bonus accruals. Additionally, project costs increased by $3.4 million, primarily related to an increase in managed service revenues. Insurance costs increased by $2.3 million due to an increase in aviation hull war insurance as a result of the Russia and Ukraine conflict, and other taxes increased by $3.0 million due to an increase in business conducted in India.

Technical Expense. Technical expense decreased by $1.3 million, or 14.7%, to $7.7 million for the six months ended June 30, 2023 compared to $9.1 million for the six months ended June 30, 2022, primarily due to a lower level of engine repair activity.

Net Finance Costs. Net finance costs increased by $4.6 million, or 13.9%, to $37.5 million for the six months ended June 30, 2023 compared to $32.9 million for the six months ended June 30, 2022 due to higher levels of floating rate debt and an increase in LIBOR, which drives borrowing costs in our revolving credit facility.

Income Tax Expense (Benefit). Income tax expense was $7.6 million for the six months ended June 30, 2023 compared to income tax benefit of $(1.5) million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 29.4% compared to 8.8% in the prior year period. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code and a discrete item recorded in 2022 associated with a write down of engines due to the Russia and Ukraine conflict.
Financial Position, Liquidity and Capital Resources
Liquidity
At June 30, 2023, the Company had $5.9 million of cash and cash equivalents, and $49.1 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $109.0 million and $59.0 million for the six months ended June 30, 2023 and 2022, respectively, was derived from our borrowing activities. In these same time periods, $131.4 million and $119.7 million, respectively, was used to pay down related debt.

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

Cash Flows Discussion
Cash flows provided by operating activities were $98.5 million and $57.8 million for the six months ended June 30, 2023 and 2022, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 82% and 80%, by book value, of our assets were on-lease as of June 30, 2023 and December 31, 2022, respectively. The average utilization rate (based on net book value) for the six months ended June 30, 2023 and 2022 was approximately 85% and 83%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $103.0 million for the six months ended June 30, 2023 and primarily reflected $111.4 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by proceeds from sale of equipment (net of selling expenses) of $23.4 million. Cash flows used in investing activities were $8.7 million for the six months ended June 30, 2022 and primarily reflected $15.3 million related to leases entered into which were classified as notes receivable under ASC 842 and $81.3 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by proceeds from sale of equipment and notes receivable (net of selling expenses) of $47.7 million and $40.7 million, respectfully.
Cash flows used in financing activities were $29.4 million for the six months ended June 30, 2023 and primarily reflected $131.4 million in principal payments, offset by $109.0 million in proceeds from debt obligations. Cash flows used in financing activities were $70.8 million for the six months ended June 30, 2022 and primarily reflected $119.7 million in principal payments and $5.2 million of share repurchases, offset by $59.0 million in proceeds from debt obligations.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock and Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the six months ended June 30, 2023 and 2022, the Company paid total dividends of $1.6 million on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At June 30, 2023, debt obligations consisted of loans totaling $1,827.0 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.1% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2023, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.00 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2023, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2023:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,839,706	$827,055	$118,261	$641,370	$253,020
Interest payments under debt obligations	226,038	96,167	78,532	43,571	7,768
Purchase obligations	424,658	31,421	284,757	108,480	—
Operating lease obligations	10,059	3,320	4,860	1,183	696
Total	$2,500,461	$957,963	$486,410	$794,604	$261,484

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we are committed to purchase 18 additional new LEAP-1A engines for $282.8 million and nine additional new LEAP-1B engines for $141.9 million. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $77.7 million and $112.0 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2023 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital. The Company plans to extend the maturity date of its credit facility through an amendment to the credit agreement prior to June 2024.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2023, $758.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $2.6 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the six months ended June 30, 2023 and 2022, 66% and 57%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
(b) None.
(c) Issuer Purchases of Equity Securities. In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended June 30, 2023.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 4, 2023

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)