Form 10-Q
period 2023-09-30
WILLIS LEASE FINANCE CORP
filed 2023-11-03
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 1, 2023 was 6,367,912.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	4

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022	6

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022	7

	Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022	8

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, the potential impact of the recent COVID-19 pandemic, and the current high interest rate and inflationary environment, on the Company’s business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023, this quarterly report on Form 10-Q for the three and nine months ended September 30, 2023, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$5,372	$12,146
Restricted cash	50,260	76,870
Equipment held for operating lease, less accumulated depreciation of $600,026 and $543,183 at September 30, 2023 and December 31, 2022, respectively	2,170,980	2,111,935
Maintenance rights	13,375	17,708
Equipment held for sale	1,060	3,275
Receivables, net of allowances of $1,778 and $1,511 at September 30, 2023 and December 31, 2022, respectively	46,305	46,954
Spare parts inventory	45,476	38,577
Investments	53,860	56,189
Property, equipment & furnishings, less accumulated depreciation of $18,494 and $16,060 at September 30, 2023 and December 31, 2022, respectively	37,164	35,350
Intangible assets, net	1,085	1,129
Notes receivable, net of allowances of $71 and $0 at September 30, 2023 and December 31, 2022, respectively	93,999	81,439
Investments in sales-type leases, net of allowances of $6 and $0 at September 30, 2023 and December 31, 2022, respectively	5,514	6,440
Other assets	77,870	87,205
Total assets (1)	$2,602,320	$2,575,217

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$42,973	$43,040
Deferred income taxes	143,090	132,516
Debt obligations	1,788,024	1,847,278
Maintenance reserves	85,370	59,453
Security deposits	23,462	20,490
Unearned revenue	37,521	17,863
Total liabilities (2)	2,120,440	2,120,640

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at September 30, 2023 and December 31, 2022, respectively)	49,952	49,889

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,859 and 6,615 shares issued at September 30, 2023 and December 31, 2022, respectively)	69	66
Paid-in capital in excess of par	25,709	20,386
Retained earnings	387,743	357,493
Accumulated other comprehensive income, net of income tax expense of $5,236 and $7,587 at September 30, 2023 and December 31, 2022, respectively	18,407	26,743
Total shareholders’ equity	431,928	404,688
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,602,320	$2,575,217

_____________________________
(1)Total assets at September 30, 2023 and December 31, 2022, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $50,260 and $76,870; Equipment $1,166,001 and $1,167,970; Maintenance Rights $6,822 and $5,433; Notes receivable $77,945 and $80,220; and Other assets $6,941 and $6,470 (each respectively).
(2)Total liabilities at September 30, 2023 and December 31, 2022, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,039,650 and $1,118,721, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE
Lease rent revenue	$53,573	$39,515	$161,209	$114,344
Maintenance reserve revenue	37,696	20,438	96,609	59,517
Spare parts and equipment sales	3,359	6,966	12,961	20,388
Interest revenue	2,106	1,811	6,409	5,790
Gain on sale of leased equipment	773	920	5,101	3,716
Gain on sale of financial assets	—	—	—	3,116
Other revenue	8,238	7,241	21,986	16,912
Total revenue	105,745	76,891	304,275	223,783

EXPENSES
Depreciation and amortization expense	23,088	22,059	68,131	65,480
Cost of spare parts and equipment sales	2,024	4,204	9,581	16,080
Write-down of equipment	719	654	2,390	21,849
General and administrative	33,993	22,788	105,591	66,820
Technical expense	6,871	2,139	14,618	11,222
Net finance costs:
Interest expense	19,052	16,304	56,526	49,209
Total net finance costs	19,052	16,304	56,526	49,209
Total expenses	85,747	68,148	256,837	230,660

Income (loss) from operations	19,998	8,743	47,438	(6,877)
Income (loss) from joint ventures	346	(384)	(1,289)	(1,531)
Income (loss) before income taxes	20,344	8,359	46,149	(8,408)
Income tax expense	5,726	1,970	13,321	496
Net income (loss)	14,618	6,389	32,828	(8,904)
Preferred stock dividends	819	819	2,431	2,431
Accretion of preferred stock issuance costs	21	21	63	63
Net income (loss) attributable to common shareholders	$13,778	$5,549	$30,334	$(11,398)

Basic weighted average income (loss) per common share	$2.16	$0.91	$4.83	$(1.88)
Diluted weighted average income (loss) per common share	$2.13	$0.89	$4.70	$(1.88)

Basic weighted average common shares outstanding	6,365	6,093	6,282	6,058
Diluted weighted average common shares outstanding	6,466	6,270	6,454	6,058
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$14,618	$6,389	$32,828	$(8,904)
Other comprehensive income (loss):
Currency translation adjustment	(104)	(1,029)	(799)	(1,877)
Unrealized (loss) gain on derivative instruments	(3,627)	8,049	(9,647)	29,145
Unrealized (loss) gain on derivative instruments at joint venture	(97)	355	(241)	1,764
Net (loss) gain recognized in other comprehensive income	(3,828)	7,375	(10,687)	29,032
Tax (benefit) expense related to items of other comprehensive income	(841)	1,662	(2,351)	6,522
Other comprehensive (loss) income	(2,987)	5,713	(8,336)	22,510
Total comprehensive income	$11,631	$12,102	$24,492	$13,606

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months ended September 30, 2023 and 2022
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at June 30, 2023	2,500	$49,931	6,845	$68	$21,740	$373,965	$21,394	$417,167
Net income	—	—	—	—	—	14,618	—	14,618
Net unrealized loss from currency translation adjustment, net of tax benefit of $22	—	—	—	—	—	—	(82)	(82)
Net unrealized loss from derivative instruments, net of tax benefit of $819	—	—	—	—	—	—	(2,905)	(2,905)
Shares issued under stock compensation plans	—	—	14	1	98	—	—	99
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,871	—	—	3,871
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2023	2,500	$49,952	6,859	$69	$25,709	$387,743	$18,407	$431,928

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at June 30, 2022	2,500	$49,847	6,609	$63	$14,562	$338,441	$21,828	$374,894
Net income	—	—	—	—	—	6,389	—	6,389
Net unrealized loss from currency translation adjustment, net of tax benefit of $232	—	—	—	—	—	—	(797)	(797)
Net unrealized gain from derivative instruments, net of tax expense of $1,894	—	—	—	—	—	—	6,510	6,510
Shares repurchased	—	—	—	—	(65)	—	—	(65)
Shares issued under stock compensation plans	—	—	10	3	167	—	—	170
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,146	—	—	3,146
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2022	2,500	$49,868	6,619	$66	$17,810	$343,990	$27,541	$389,407

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Nine months ended September 30, 2023 and 2022
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
Net income	—	—	—	—	—	32,828	—	32,828
Net unrealized loss from currency translation adjustment, net of tax benefit of $176	—	—	—	—	—	—	(623)	(623)
Net unrealized loss from derivative instruments, net of tax benefit of $2,175	—	—	—	—	—	—	(7,713)	(7,713)
Shares issued under stock compensation plans	—	—	346	4	272	—	—	276
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(102)	(1)	(5,619)	—	—	(5,620)
Stock-based compensation expense, net of forfeitures	—	—	—	—	10,670	—	—	10,670
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Cumulative effect due to adoption of new accounting standard	—	—	—	—	—	(84)	—	(84)
Balances at September 30, 2023	2,500	$49,952	6,859	$69	$25,709	$387,743	$18,407	$431,928

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
Net loss	—	—	—	—	—	(8,904)	—	(8,904)
Net unrealized loss from currency translation adjustment, net of tax benefit of $423	—	—	—	—	—	—	(1,454)	(1,454)
Net unrealized gain from derivative instruments, net of tax expense of $6,945	—	—	—	—	—	—	23,964	23,964
Shares repurchased	—	—	(154)	(1)	(5,244)	—	—	(5,245)
Shares issued under stock compensation plans	—	—	350	2	333	—	—	335
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(108)	—	(3,496)	—	—	(3,496)
Stock-based compensation expense, net of forfeitures	—	—	—	—	10,816	—	—	10,816
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Balances at September 30, 2022	2,500	$49,868	6,619	$66	$17,810	$343,990	$27,541	$389,407

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$32,828	$(8,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	68,131	65,480
Write-down of equipment	2,390	21,849
Stock-based compensation expense	10,670	10,816
Amortization of deferred costs	4,128	3,940
Allowances and provisions	304	620
Gain on sale of leased equipment	(5,101)	(3,716)
Gain on sale of financial assets	—	(3,116)
Payments received on sales-type leases	921	290
Loss from joint ventures	1,289	1,531
Gain on insurance proceeds	(761)	—
Deferred income taxes	12,924	(567)
Changes in assets and liabilities:
Receivables	(4,663)	(11,170)
Inventory	(6,441)	10,241
Other assets	(1,966)	(3,815)
Accounts payable and accrued expenses	8,330	(1,710)
Maintenance reserves	26,325	(55)
Security deposits	2,972	1,791
Unearned revenue	16,700	(922)
Net cash provided by operating activities	168,980	82,583

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	25,014	53,353
Proceeds from sale of notes receivable (net of selling expenses)	—	40,705
Issuance of notes receivable	(15,397)	(15,270)
Payments received on notes receivable	2,766	2,926
Insurance proceeds received on equipment	2,189	—
Purchase of equipment held for operating lease and for sale	(142,471)	(220,708)
Purchase of property, equipment and furnishings	(4,247)	(5,066)
Net cash used in investing activities	(132,146)	(144,060)

Cash flows from financing activities:
Proceeds from debt obligations	159,840	219,000
Debt issuance costs	(384)	—
Principal payments on debt obligations	(221,890)	(160,940)
Proceeds from shares issued under stock compensation plans	276	335
Cancellation of restricted stock units in satisfaction of withholding tax	(5,620)	(3,496)
Repurchase of common stock	—	(5,245)
Preferred stock dividends	(2,440)	(2,431)
Net cash (used in) provided by financing activities	(70,218)	47,223

Decrease in cash, cash equivalents and restricted cash	(33,384)	(14,254)
Cash, cash equivalents and restricted cash at beginning of period	89,016	95,641
Cash, cash equivalents and restricted cash at end of period	$55,632	$81,387

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$55,445	$46,495
Income Taxes	$181	$1,898

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$—	$7,025
Transfers from Equipment held for operating lease to Spare parts inventory	$457	$1,183
Transfers from Equipment held for operating lease to Equipment held for sale	$1,901	$4,974
Accretion of preferred stock issuance costs	$63	$63

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2023.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2022 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Income, Statements of Comprehensive Income, Statements of Redeemable Preferred Stock and Shareholders’ Equity and Statements of Cash Flows for such interim periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Additionally, certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 as the “Interest revenue” balance has been reported on a separate line item apart from “Other revenue” in the current period financial statements.

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and take into account the economic implications of the recent COVID-19 pandemic and the current high interest rate and inflationary environment on the Company’s critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowances for doubtful accounts and credit losses, inventory, deferred in-substance fixed payment use fees included in “Unearned revenue” on the Condensed Consolidated Balance Sheets, and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the current high interest rate and inflationary environment, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

(b) Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, including variable interest entities (“VIEs”), where the Company is the primary beneficiary in accordance with consolidation guidance. The Company first evaluates all entities in which it has an economic interest to determine whether for accounting purposes the entity is either a VIE or a voting interest entity. If the entity is a VIE, the Company consolidates the financial statements of that entity if it is the primary beneficiary of such entity’s activities. If the entity is a voting interest entity, the Company consolidates the financial statements of that entity when it has a majority of voting interests in such entity. Intercompany transactions and balances have been eliminated in consolidation.

(c)   Risks and Uncertainties

The scope and nature of the impact of COVID-19 on the airline industry, and in turn on the Company’s business, continue to evolve and the outcomes are uncertain. Additionally, given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact on the Company’s business and financial position. The ultimate extent of the effects of the recent COVID-19 pandemic and the current high interest rate and inflationary environment on the Company will depend on future developments, and such effects could exist for an extended period of time.

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

Notes receivable and investments in sales-type leases, net of allowances, represent the current remaining balances we expect to collect for our failed sale-leaseback transactions and sales-type leases. We establish allowances for credit losses to cover probable but specifically unknown losses existing in the portfolio. In doing so, we categorize our financial assets by pools with similar risk characteristics, including whether the financial asset is collateral-backed and whether the customer is placed on non-accrual status. A write-off is recorded when all or part of the financial asset is deemed uncollectible. Write-offs are charged against previously established allowances for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowances for credit losses.

Receivables, net of allowances, include amounts billed to customers where the right to payment is unconditional. We maintain an allowance for our trade receivables to provide for the estimated amount that will not be collected, even when the risk of loss is remote. The allowance is measured on a collective pool basis when similar risk characteristics exist and is established as a percentage of accounts receivable. The percentage is based on all available and relevant information including age of outstanding receivables, historical payment experience and loss history, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions. A write-off is recorded when all or part of the receivable is deemed uncollectible. Write-offs are charged against the previously established allowance for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowance for credit losses.

Recent Accounting Pronouncements To Be Adopted by the Company

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” The amendments in this ASU apply to the formation of a joint venture, and under this ASU, a joint venture formation is the creation of a new reporting entity that would trigger a new basis of accounting. This ASU requires net assets contributed to the joint venture in a formation transaction to be measured at fair value at the formation date. The amendments in this ASU are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025, with early adoption permitted. Joint ventures formed on or after the effective date of ASU 2023-05 will be required to apply the new guidance prospectively. Joint ventures formed before the ASU’s effective date are permitted to apply the new guidance (1) retrospectively if they have “sufficient information” to do so or (2) prospectively if financial statements have not yet been issued (or made available for issuance). The Company expects to adopt this accounting standard update effective January 1, 2025 and is currently evaluating the potential effects on the consolidated financial statements.

2. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Three months ended September 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$53,573	$—	$—	$53,573
Maintenance reserve revenue	37,696	—	—	37,696
Spare parts and equipment sales	111	3,248	—	3,359
Interest revenue	2,106	—	—	2,106
Gain on sale of leased equipment	773	—	—	773
Managed services	7,623	—	—	7,623
Other revenue	551	119	(55)	615
Total revenue	$102,433	$3,367	$(55)	$105,745

Three months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$39,515	$—	$—	$39,515
Maintenance reserve revenue	20,438	—	—	20,438
Spare parts and equipment sales	520	6,446	—	6,966
Interest revenue	1,811	—	—	1,811
Gain on sale of leased equipment	920	—	—	920
Managed services	6,400	—	—	6,400
Other revenue	558	315	(32)	841
Total revenue	$70,162	$6,761	$(32)	$76,891

Nine months ended September 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$161,209	$—	$—	$161,209
Maintenance reserve revenue	96,609	—	—	96,609
Spare parts and equipment sales	420	12,541	—	12,961
Interest revenue	6,409	—	—	6,409
Gain on sale of leased equipment	5,101	—	—	5,101
Managed services	19,863	—	—	19,863
Other revenue	1,836	446	(159)	2,123
Total revenue	$291,447	$12,987	$(159)	$304,275

Nine months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$114,344	$—	$—	$114,344
Maintenance reserve revenue	59,517	—	—	59,517
Spare parts and equipment sales	771	19,617	—	20,388
Interest revenue	5,790	—	—	5,790
Gain on sale of leased equipment	3,716	—	—	3,716
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	15,831	—	—	15,831
Other revenue	651	549	(119)	1,081
Total revenue	$203,736	$20,166	$(119)	$223,783

As of September 30, 2023 and December 31, 2022, there was $24.7 million and $6.3 million, respectively, of deferred in-substance fixed payment use fees included in “Unearned revenue.”
3. Equipment Held for Operating Lease and Notes Receivable
As of September 30, 2023, the Company had $2,171.0 million of equipment held in our operating lease portfolio, $94.0 million of notes receivable, $13.4 million of maintenance rights, and $5.5 million of investments in sales-type leases, which represented 351 engines, 12 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2022, the Company had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel, and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	September 30, 2023			December 31, 2022
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,600,000	$(577,243)	$2,022,757	$2,491,448	$(525,172)	$1,966,276
Aircraft and airframes	156,640	(19,709)	136,931	150,089	(15,543)	134,546
Marine vessel	14,366	(3,074)	11,292	13,581	(2,468)	11,113
	$2,771,006	$(600,026)	$2,170,980	$2,655,118	$(543,183)	$2,111,935
Notes Receivable and Investments in Sales-Type Leases
During the three months ended September 30, 2023 and 2022, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $2.1 million and $1.8 million, respectively, and $6.4 million and $5.8 million during the nine months ended September 30, 2023 and 2022, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 7.1% to 12.2% as of September 30, 2023 and September 30, 2022.
4.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. As of September 30, 2023, WMES owned a lease portfolio, inclusive of 35 engines and four aircraft with a net book value of $221.6 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a fifty percent interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of September 30, 2023, CASC Willis owned a lease portfolio of four engines with a net book value of $39.9 million.

As of September 30, 2023	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2022	$41,014	$15,175	$56,189
Loss from joint ventures	(1,227)	(62)	(1,289)
Foreign currency translation adjustment	—	(799)	(799)
Other comprehensive loss from joint ventures	(241)	—	(241)
Investment in joint ventures as of September 30, 2023	$39,546	$14,314	$53,860

“Other revenue” on the Condensed Consolidated Statements of Income includes $0.8 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $1.4 million during the nine months ended September 30, 2023 and 2022, respectively, consisting of management fees related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2023, WMES sold an engine to the Company for $22.3 million, and the Company sold an engine to WMES for $15.5 million. There were no aircraft sales by the Company to WMES or CASC Willis during the nine months ended September 30, 2023 and 2022.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$13,149	$8,540	$34,999	$39,266
Expenses	12,659	8,910	35,212	41,601
WMES net income (loss)	$490	$(370)	$(213)	$(2,335)

	September 30, 2023	December 31, 2022
	(in thousands)
Total assets	$234,289	$267,580
Total liabilities	149,673	183,083
Total WMES net equity	$84,616	$84,497

The difference between the Company’s investment in WMES and 50% of total WMES net equity is primarily attributable to the recognition of deferred gains, which are related to engines sold by WMES to the Company, and prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

5.  Debt Obligations

Debt obligations consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.75% at September 30, 2023, secured by engines. The facility has a committed amount of $1.0 billion at September 30, 2023, which revolves until the maturity date of June 2024	$730,000	$727,000
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines and one airframe	255,305	262,779
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines and one airframe	35,464	36,502
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines and one airframe	12,945	14,738
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	244,959	255,136
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	34,125	35,542
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	11,395	13,314
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	217,765	238,072
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	30,777	36,386
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	182,991	209,061
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	24,729	30,255
Note payable at a fixed rate of interest of 4.23%, maturing in July 2031, secured by an engine	17,825	—
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	1,759	3,304
	1,800,039	1,862,089
Less: unamortized debt issuance costs	(12,015)	(14,811)
Total debt obligations	$1,788,024	$1,847,278

On October 31, 2023, the Company entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, which extended the maturity date of $500.0 million of its credit facility to June 2025. One-month term SOFR was 5.31% and the one-month London Interbank Offered Rate was 4.39% as of September 30, 2023 and December 31, 2022, respectively.

As it relates to the $17.8 million note payable that is secured by an engine, the Company has an option to repurchase the engine in July 2031 for $17.0 million.

Principal outstanding at September 30, 2023, is expected to be repayable as follows:

Year	(in thousands)
2023	$15,342
2024	789,963
2025	58,732
2026	261,319
2027	183,396
Thereafter	491,287
Total	$1,800,039

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at September 30, 2023.
6.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $730.0 million and $727.0 million of variable rate borrowings at September 30, 2023 and December 31, 2022, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of September 30, 2023, the Company had five interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of four months and two with remaining terms of 28 months as of September 30, 2023. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of nine months as of September 30, 2023. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended September 30, 2023.

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

The net fair value of the interest rate swaps as of September 30, 2023 was $25.1 million, representing an asset and is reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset and reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(6.3) million and $(2.7) million during the three months ended September 30, 2023 and 2022, respectively, and $(17.4) million and $(3.3) million during the nine months ended September 30, 2023 and 2022, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest rate contracts	$(3,627)	$8,049	$(9,647)	$29,145
Total	$(3,627)	$8,049	$(9,647)	$29,145

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings when it is determined to be improbable that the forecasted transaction will occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparties for the interest rate swaps are large financial institutions that possess investment grade credit ratings. Based on these ratings, the Company believes that the counterparties are credit-worthy and that their continuing performance under the hedging agreements is probable and do not require the counterparties to provide collateral or other security to the Company.
7.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2023 was $5.7 million and $13.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 28.1% and 28.9%, respectively. Income tax expense for the three and nine months ended September 30, 2022 was $2.0 million and $0.5 million, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 23.6% and (5.9)%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a discrete item recorded in the quarter ended March 31, 2022 associated with a write-down of engines due to the Russia and Ukraine conflict. Refer to Note 8 “Fair Value Measurements” for further detail on the write-downs related to Russia.

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportion of revenue generated within and outside of California, the amount of executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code, and numerous other factors, including changes in tax law.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of September 30, 2023 and December 31, 2022 was estimated to have a fair value of approximately $88.6 million and $83.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of September 30, 2023 and December 31, 2022 was estimated to have a fair value of approximately $5.3 million and $6.4 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2023 and December 31, 2022 was estimated to have a fair value of approximately $1,482.6 million and $1,540.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of September 30, 2023 and December 31, 2022, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of September 30, 2023 was $25.1 million, representing an asset. The net fair value of the interest rate swaps as of December 31, 2022 was $34.8 million, representing an asset. The Company recorded an adjustment to interest expense of $(6.3) million and $(2.7) million during the three months ended September 30, 2023 and 2022, respectively, and $(17.4) million and $(3.3) million during the nine months ended September 30, 2023 and 2022, respectively, from derivative instruments.

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

	Total Losses
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Equipment held for lease	$454	$654	$2,075	$21,771
Equipment held for sale	265	—	315	78
Total	$719	$654	$2,390	$21,849

Write-downs of equipment to their estimated fair values totaled $0.7 million for the three months ended September 30, 2023, reflecting the adjustment of the carrying values of one engine and two airframes. Write-downs of equipment to their estimated fair values totaled $2.4 million for the nine months ended September 30, 2023, reflecting the adjustment of the carrying values of three engines and two airframes. As of September 30, 2023, included within equipment held for lease and equipment held for sale was $28.9 million in remaining book values of 15 assets which were previously written down.

Write-downs of equipment to their estimated fair values totaled $0.7 million for the three months ended September 30, 2022, reflecting the adjustment of the carrying value of one impaired engine. Write-downs of equipment to their estimated fair values totaled $21.8 million for the nine months ended September 30, 2022, reflecting the adjustment of the carrying values of four impaired engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business.
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

There were no anti-dilutive shares for the three and nine months ended September 30, 2023. There were no anti-dilutive shares excluded from the computation of diluted weighted average earnings per share for the three months ended September 30, 2022. There were 0.2 million anti-dilutive shares excluded from the computation of diluted weighted average loss per share for the nine months ended September 30, 2022.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$13,778	$5,549	$30,334	$(11,398)

Basic weighted average common shares outstanding	6,365	6,093	6,282	6,058
Potentially dilutive common shares	101	177	172	—
Diluted weighted average common shares outstanding	6,466	6,270	6,454	6,058

Basic weighted average income (loss) per common share	$2.16	$0.91	$4.83	$(1.88)
Diluted weighted average income (loss) per common share	$2.13	$0.89	$4.70	$(1.88)
10. Equity

Common Stock Repurchase

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company repurchased a total of 154,215 shares of common stock for approximately $5.2 million at a weighted average price of $33.98 per share.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and at the rate per annum of 8.5% per share thereafter. The Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the nine months ended September 30, 2023 and 2022, the Company paid total dividends of $2.4 million, on the Series A-1 and Series A-2 Preferred Stock.

Redemption: The Preferred Stock has no stated maturity date, however the holders of the Preferred Stock have the option to require the Company to redeem all or any portion of the Preferred Stock for cash upon occurrence of any significant changes in operating results, ownership structure, or liquidity events as defined in the Preferred Stock purchase agreements. The redemption price is $20.00 per share plus dividends accrued but not paid. The Company is accreting the Preferred Stock to redemption value over the period from the date of issuance to the date first callable by the Preferred Stockholders (September 2024 for both of the Series A Preferred Stock and Series A-2 Preferred Stock, as a result of the First Amendment to Second Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of September 26, 2023), such that the carrying amounts of the securities will equal the redemption amounts at the earliest redemption dates.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
2023 Incentive Stock Plan	$3,843	$3,098	$10,557	$10,732
Employee Stock Purchase Plan	28	48	113	84
Total Stock Compensation Expense	$3,871	$3,146	$10,670	$10,816

The 2023 Incentive Stock Plan (the “2023 Plan”) amended and restated the prior 2021 Incentive Stock Plan. The 2023 Plan authorized 1,750,000 shares for issuance, plus the number of shares remaining for issuance under the prior stock plan and any future forfeited awards under the prior plan. Stock-based compensation is in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and two years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of September 30, 2023, the Company had granted 1,591,800 RSAs under the 2023 Plan and had 2,052,796 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the nine months ended September 30, 2023:

Shares
Balance of unvested shares as of December 31, 2022	495,948
Shares granted	335,100
Shares forfeited	(1,999)
Shares vested	(337,027)
Balance of unvested shares as of September 30, 2023	492,022

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the nine months ended September 30, 2023 and 2022, 9,832 and 19,789 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
12. Reportable Segments

The Company has two reportable segments: (i) Leasing and Related Operations, which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines, and other aircraft equipment, and the selective purchase and resale of commercial aircraft engines and other aircraft equipment, and other related businesses and (ii) Spare Parts Sales, which involves the purchase and resale of after-market engine parts, whole engines, engine modules, and portable aircraft components.

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments (in thousands):

Three months ended September 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$53,573	$—	$—	$53,573
Maintenance reserve revenue	37,696	—	—	37,696
Spare parts and equipment sales	111	3,248	—	3,359
Interest revenue	2,106	—	—	2,106
Gain on sale of leased equipment	773	—	—	773
Other revenue	8,174	119	(55)	8,238
Total revenue	102,433	3,367	(55)	105,745

Expenses:
Depreciation and amortization expense	23,069	19	—	23,088
Cost of spare parts and equipment sales	3	2,021	—	2,024
Write-down of equipment	719	—	—	719
General and administrative	33,117	876	—	33,993
Technical expense	6,871	—	—	6,871
Net finance costs:
Interest expense	19,052	—	—	19,052
Total finance costs	19,052	—	—	19,052
Total expenses	82,831	2,916	—	85,747
Income from operations	$19,602	$451	$(55)	$19,998

Three months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$39,515	$—	$—	$39,515
Maintenance reserve revenue	20,438	—	—	20,438
Spare parts and equipment sales	520	6,446	—	6,966
Interest revenue	1,811	—	—	1,811
Gain on sale of leased equipment	920	—	—	920
Other revenue	6,958	315	(32)	7,241
Total revenue	70,162	6,761	(32)	76,891

Expenses:
Depreciation and amortization expense	22,032	27	—	22,059
Cost of spare parts and equipment sales	43	4,161	—	4,204
Write-down of equipment	654	—	—	654
General and administrative	21,824	964	—	22,788
Technical expense	2,139	—	—	2,139
Net finance costs:
Interest expense	16,304	—	—	16,304
Total finance costs	16,304	—	—	16,304
Total expenses	62,996	5,152	—	68,148
Income from operations	$7,166	$1,609	$(32)	$8,743

Nine months ended September 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$161,209	$—	$—	$161,209
Maintenance reserve revenue	96,609	—	—	96,609
Spare parts and equipment sales	420	12,541	—	12,961
Interest revenue	6,409	—	—	6,409
Gain on sale of leased equipment	5,101	—	—	5,101
Gain on sale of financial assets	—	—	—	—
Other revenue	21,699	446	(159)	21,986
Total revenue	291,447	12,987	(159)	304,275

Expenses:
Depreciation and amortization expense	68,058	73	—	68,131
Cost of spare parts and equipment sales	53	9,528	—	9,581
Write-down of equipment	2,390	—	—	2,390
General and administrative	102,653	2,938	—	105,591
Technical expense	14,618	—	—	14,618
Net finance costs:
Interest expense	56,526	—	—	56,526
Total finance costs	56,526	—	—	56,526
Total expenses	244,298	12,539	—	256,837
Income from operations	$47,149	$448	$(159)	$47,438

Nine months ended September 30, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$114,344	$—	$—	$114,344
Maintenance reserve revenue	59,517	—	—	59,517
Spare parts and equipment sales	771	19,617	—	20,388
Interest revenue	5,790	—	—	5,790
Gain on sale of leased equipment	3,716	—	—	3,716
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	16,482	549	(119)	16,912
Total revenue	203,736	20,166	(119)	223,783

Expenses:
Depreciation and amortization expense	65,399	81	—	65,480
Cost of spare parts and equipment sales	53	16,027	—	16,080
Write-down of equipment	21,849	—	—	21,849
General and administrative	64,212	2,608	—	66,820
Technical expense	11,222	—	—	11,222
Net finance costs:
Interest expense	49,209	—	—	49,209
Total finance costs	49,209	—	—	49,209
Total expenses	211,944	18,716	—	230,660
(Loss) Income from operations	$(8,208)	$1,450	$(119)	$(6,877)

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of September 30, 2023	$2,551,753	$50,567	$—	$2,602,320
Total assets as of December 31, 2022	$2,530,130	$45,087	$—	$2,575,217
13. Related Party Transactions

Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $0.8 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $1.4 million during the nine months ended September 30, 2023 and 2022, respectively, related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2023, WMES sold an engine to the Company for $22.3 million, and the Company sold an engine to WMES for $15.5 million.

Other

Between January 2023 and July 2023, Willis Asset Management Limited, one of the Company’s wholly-owned and vertically-integrated subsidiaries, leased one of its hangars to Fur Feather and Fin Limited, an entity in which the Company’s Executive Chairman retains an ownership interest, for quarterly rent payments of approximately $7,700. The lease was approved by the Board’s Independent Directors.
During the nine months ended September 30, 2023 and 2022, the Company paid approximately $44 thousand and $35 thousand, respectively, of expenses to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

14. Subsequent Events

WEST VII Securitization

On October 31, 2023, the Company and its direct, wholly-owned subsidiary Willis Engine Structured Trust VII (“WEST VII”), closed its offering of $410.0 million aggregate principal amount of fixed rate notes (“the Notes”). The Notes are secured by, among other things, WEST VII’s direct and indirect interests in a portfolio of 51 aircraft engines and four airframes, which WEST VII will acquire from the Company pursuant to an asset purchase agreement.

Credit Facility Extension

On October 31, 2023, the Company entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, which extended the maturity date of $500.0 million of its credit facility to June 2025.

Purchase Option Exercise

On October 23, 2023, a lessee provided notice to the Company of its election to exercise a purchase option on eight engines. The engines were reclassified as investments in sales-type leases on that date and will generate an estimated loss of approximately $5.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the recent COVID-19 pandemic and the current high interest rate and inflationary environment on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2023, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of September 30, 2023, we had 73 lessees in 40 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2023, we had $2,171.0 million of equipment held in our operating lease portfolio, $94.0 million of notes receivable, $13.4 million of maintenance rights, and $5.5 million of investments in sales-type leases, which represented 351 engines, 12 aircraft, one marine vessel, and other leased parts and equipment. As of September 30, 2023, we also managed 194 engines, aircraft and related equipment on behalf of other parties.

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

Risks and Uncertainties

The scope and nature of the impact of COVID-19 on the airline industry, and in turn the Company’s business, continue to evolve and the outcomes are uncertain. Additionally, given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact to the Company’s business and financial position. The ultimate extent of the effects of the recent COVID-19 pandemic and the current high interest rate and inflationary environment on the Company will depend on future developments, and such effects could exist for an extended period of time.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.

Results of Operations
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Revenue is summarized as follows:

	Three months ended September 30,
	2023	2022	% Change
	(dollars in thousands)
Lease rent revenue	$53,573	$39,515	35.6%
Maintenance reserve revenue	37,696	20,438	84.4%
Spare parts and equipment sales	3,359	6,966	(51.8)%
Interest revenue	2,106	1,811	16.3%
Gain on sale of leased equipment	773	920	(16.0)%
Other revenue	8,238	7,241	13.8%
Total revenue	$105,745	$76,891	37.5%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $14.1 million, or 35.6%, to $53.6 million in the three months ended September 30, 2023 from $39.5 million for the three months ended September 30, 2022. The increase is due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to that of the prior period. During the three months ended September 30, 2023, we purchased equipment (including capitalized costs) totaling $31.0 million, which consisted of five engines and other parts and equipment purchased for our lease portfolio. During the three months ended September 30, 2022, we purchased equipment (including capitalized costs) totaling $139.4 million, which consisted of 37 engines and other parts and equipment purchased for our lease portfolio.

One customer accounted for more than 10% of total lease rent revenue during each of the three months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, the Company had $2,171.0 million of equipment held in our operating lease portfolio, $94.0 million of notes receivable, $13.4 million of maintenance rights, and $5.5 million of investments in sales-type leases. At September 30, 2022, the Company had $2,078.8 million of equipment held in our operating lease portfolio, $82.5 million of notes receivable, $21.4 million of maintenance rights, and $6.7 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 85% and 80% for the three months ended September 30, 2023 and 2022, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $17.3 million, or 84.4%, to $37.7 million for the three months ended September 30, 2023 from $20.4 million for the three months ended September 30, 2022. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. There was $3.3 million long-term maintenance revenue recognized for the three months ended September 30, 2023, compared to $4.5 million in the comparable prior period. “Non-reimbursable” maintenance reserve revenue is directly influenced by on lease engine flight hours and cycles. Engines out on lease with “non-reimbursable” usage fees generated $34.4 million of short-term maintenance revenues, compared to $16.0 million in the comparable prior period. As of September 30, 2023, there was $24.7 million of deferred in-substance fixed payment use fees included in “Unearned revenue.” These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $3.6 million, or 51.8%, to $3.4 million for the three months ended September 30, 2023 compared to $7.0 million for the three months ended September 30, 2022. The decrease in spare parts sales for the three months ended September 30, 2023 reflects variations in the timing of sales. There were no equipment sales for the three months ended September 30, 2023. Equipment sales for the three months ended September 30, 2022 were $0.4 million for the sale of one engine.

Interest Revenue. Interest revenue increased by $0.3 million, to $2.1 million for the three months ended September 30, 2023 from $1.8 million in 2022. The increase is primarily the result of an increase in notes receivable of $11.5 million, partially offset by a decrease in investments in sales-type leases of $1.2 million.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2023, we sold one engine and one airframe from the lease portfolio for a net gain of $0.8 million. During the three months ended September 30, 2022, we sold two engines from the lease portfolio for a net gain of $0.9 million.
Other Revenue. Other revenue increased by $1.0 million, or 13.8%, to $8.2 million for the three months ended September 30, 2023 from $7.2 million for the three months ended September 30, 2022. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, and other discrete revenue items. The increase in the third quarter of 2023 compared to the prior year period primarily reflects increased managed service revenue.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.0 million, or 4.7%, to $23.1 million for the three months ended September 30, 2023 compared to $22.1 million for the three months ended September 30, 2022. The increase reflects the growth in the portfolio as compared to the prior year period.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $2.2 million, or 51.9%, to $2.0 million for the three months ended September 30, 2023 compared to $4.2 million for the three months ended September 30, 2022, reflecting the decline in spare part sales. There was no equipment or cost of equipment sales for the three months ended September 30, 2023. Cost of equipment sales were $43 thousand for the three months ended September 30, 2022.
Write-down of Equipment. Write-down of equipment was $0.7 million for the three months ended September 30, 2023, reflecting the write-down of one engine and two airframes. Write-down of equipment was $0.7 million for the three months ended September 30, 2022, reflecting the write-down of one engine.
General and Administrative Expenses. General and administrative expenses increased by $11.2 million, or 49.2%, to $34.0 million for the three months ended September 30, 2023 compared to $22.8 million for the three months ended September 30, 2022. The increase primarily reflects a $7.1 million increase in personnel costs. Additionally, a $1.4 million increase in outside service fees and a $1.1 million increase in aviation hull war insurance as a result of the Russia and Ukraine conflict further contributed to the increased general and administrative expenses.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $4.7 million to $6.9 million for the three months ended September 30, 2023 compared to $2.1 million for the three months ended September 30, 2022, primarily due to a higher level of engine repair activity.

Net Finance Costs. Net finance costs increased $2.7 million, or 16.9%, to $19.1 million for the three months ended September 30, 2023 compared to $16.3 million for the three months ended September 30, 2022, primarily due to an increase in short-term interest rates, which drive borrowing costs in our revolving credit facility.

Income Tax Expense. Income tax expense was $5.7 million for the three months ended September 30, 2023 compared to income tax expense of $2.0 million for the three months ended September 30, 2022. The effective tax rate for the third quarter of 2023 was 28.1% compared to 23.6% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Revenue is summarized as follows:

	Nine months ended September 30,
	2023	2022	% Change
	(dollars in thousands)
Lease rent revenue	$161,209	$114,344	41.0%
Maintenance reserve revenue	96,609	59,517	62.3%
Spare parts and equipment sales	12,961	20,388	(36.4)%
Interest revenue	6,409	5,790	10.7%
Gain on sale of leased equipment	5,101	3,716	37.3%
Gain on sale of financial assets	—	3,116	(100.0)%
Other revenue	21,986	16,912	30.0%
Total revenue	$304,275	$223,783	36.0%

Lease Rent Revenue. Lease rent revenue increased by $46.9 million, or 41.0%, to $161.2 million for the nine months ended September 30, 2023, compared to $114.3 million for the nine months ended September 30, 2022. The increase is due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to the prior year period. During the nine months ended September 30, 2023, we purchased equipment (including capitalized costs) totaling $142.5 million, which consisted of 19 engines and other parts and equipment purchased for our lease portfolio. During the nine months ended September 30, 2022, we purchased equipment (including capitalized costs) totaling $220.7 million, which primarily consisted of 37 engines and other parts and equipment purchased for our lease portfolio.
Two customers and one customer accounted for more than 10% of total lease rent revenue during the nine months ended September 30, 2023 and 2022, respectively.
At September 30, 2023, the Company had $2,171.0 million of equipment held in our operating lease portfolio, $94.0 million of notes receivable, $13.4 million of maintenance rights, and $5.5 million of investments in sales-type leases. At September 30, 2022, the Company had $2,078.8 million of equipment held in our operating lease portfolio, $82.5 million of notes receivable, $21.4 million of maintenance rights, and $6.7 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 85% and 82% for the nine months ended September 30, 2023 and 2022, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $37.1 million, or 62.3%, to $96.6 million for the nine months ended September 30, 2023 from $59.5 million for the nine months ended September 30, 2022. Long-term maintenance revenue was $10.1 million for the nine months ended September 30, 2023 compared to $27.8 million in the prior year period. Engines out on lease with “non-reimbursable” usage fees generated $86.5 million of short-term maintenance revenues compared to $31.8 million in the comparable prior period. As of September 30, 2023, there was $24.7 million of deferred in-substance fixed payment use fees included in “Unearned revenue.” These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $7.4 million, or 36.4%, to $13.0 million for the nine months ended September 30, 2023 compared to $20.4 million in the prior year period. The decrease in spare parts sales for the nine months ended September 30, 2023 reflects variations in the timing of sales. There were no equipment sales during the nine months ended September 30, 2023. Equipment sales for the nine months ended September 30, 2022 were $0.4 million for the sale of one engine.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2023, we sold five engines, one airframe, and other parts and equipment from the lease portfolio for a net gain of $5.1 million. During the nine months ended September 30, 2022, we sold 15 engines and other parts and equipment from the lease portfolio for a net gain of $3.7 million.
Gain on Sale of Financial Assets. There was no gain on sale of financial assets during the nine months ended September 30, 2023 as we did not sell any notes receivable. During the nine months ended September 30, 2022, we sold four notes receivable for a net gain of $3.1 million.

Other Revenue. Other revenue increased by $5.1 million, or 30.0%, to $22.0 million for the nine months ended September 30, 2023 from $16.9 million for the nine months ended September 30, 2022. Other revenue consists primarily of management fee income, lease administration fees, third party consignment commissions earned, service fee revenue, and other discrete revenue items. The increase for the nine months ended September 30, 2023 compared to the prior year period primarily reflects increased managed service revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $2.7 million, or 4.0%, to $68.1 million for the nine months ended September 30, 2023 compared to $65.5 million for the nine months ended September 30, 2022. The increase reflects the growth in the portfolio as compared to the prior year period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $6.5 million, or 40.4%, to $9.6 million for the nine months ended September 30, 2023 compared to $16.1 million for the nine months ended September 30, 2022, reflecting the decline in pare part sales. There was no equipment or cost of equipment sales for the nine months ended September 30, 2023. Cost of equipment sales were $43 thousand for the nine months ended September 30, 2022.

Write-down of Equipment. Write-down of equipment was $2.4 million for the nine months ended September 30, 2023, primarily reflecting the write-down of three engines and two airframes. Write-down of equipment was $21.8 million for the nine months ended September 30, 2022, primarily reflecting the write-down of four engines. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined due to the Russia and Ukraine conflict to be unrecoverable. The remaining write-downs were in the ordinary course of business.

General and Administrative Expenses. General and administrative expenses increased by $38.8 million, or 58.0%, to $105.6 million for the nine months ended September 30, 2023 compared to $66.8 million for the nine months ended September 30, 2022. The increase primarily reflects a $21.0 million increase in personnel costs. Additionally, a $2.6 million increase in outside service fees, a $3.5 million increase in aviation hull war insurance as a result of the Russia and Ukraine conflict, and a $3.2 million increase in other taxes due to an increase in business conducted in India further contributed to the increased general and administrative expenses.

Technical Expense. Technical expense increased by $3.4 million, or 30.3%, to $14.6 million for the nine months ended September 30, 2023 compared to $11.2 million for the nine months ended September 30, 2022, primarily due to a higher level of engine repair activity and thrust rental fees.

Net Finance Costs. Net finance costs increased by $7.3 million, or 14.9%, to $56.5 million for the nine months ended September 30, 2023 compared to $49.2 million for the nine months ended September 30, 2022, primarily due to an increase in short-term interest rates, which drive borrowing costs in our revolving credit facility.

Income Tax Expense. Income tax expense was $13.3 million for the nine months ended September 30, 2023 compared to $0.5 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was 28.9% compared to (5.9)% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code and a discrete item recorded in 2022 associated with a write-down of engines due to the Russia and Ukraine conflict.
Financial Position, Liquidity and Capital Resources
Liquidity
At September 30, 2023, the Company had $5.4 million of cash and cash equivalents, and $50.3 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $159.8 million and $219.0 million for the nine months ended September 30, 2023 and 2022, respectively, was derived from our borrowing activities. In these same time periods, $221.9 million and $160.9 million, respectively, was used to pay down related debt.

The impact of the recent COVID-19 pandemic on the global business environment has caused and could result in additional customer bankruptcies, early lease returns, payment defaults, and rental concessions which could reduce rent or result in deferred customer payments, negatively impacting our financial results. Additionally, given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact to the Company’s business and financial position.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion
Cash flows provided by operating activities were $169.0 million and $82.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 84% and 80%, by book value, of our assets were on-lease as of September 30, 2023 and December 31, 2022, respectively. The average utilization rate (based on net book value) for the nine months ended September 30, 2023 and 2022 was approximately 85% and 82%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $132.1 million for the nine months ended September 30, 2023 and primarily reflected $15.4 million related to leases which were classified as notes receivable under ASC 842 and $142.5 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by proceeds from sale of equipment (net of selling expenses) of $25.0 million. Cash flows used in investing activities were $144.1 million for the nine months ended September 30, 2022 and primarily reflected $15.3 million related to leases which were classified as notes receivable under ASC 842 and $220.7 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), partly offset by proceeds from the sale of equipment and notes receivable (net of selling expenses) of $53.4 million and $40.7 million, respectively.
Cash flows used in financing activities were $70.2 million for the nine months ended September 30, 2023 and primarily reflected $221.9 million in principal payments, partially offset by $159.8 million in proceeds from debt obligations. Cash flows provided by financing activities were $47.2 million for the nine months ended September 30, 2022 and primarily reflected $219.0 million in proceeds from debt obligations, partially offset by $160.9 million in principal payments and $5.2 million of share repurchases.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and at the rate per annum of 8.5% per share thereafter. The Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the nine months ended September 30, 2023 and 2022, the Company paid total dividends of $2.4 million, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At September 30, 2023, debt obligations consisted of loans totaling $1,788.0 million, net of unamortized issuance costs, payable with interest rates varying between approximately 3.1% and 7.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At September 30, 2023, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement to remain below 4.00 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2023, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V and WEST VI indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2023:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,800,039	$790,623	$117,465	$625,478	$266,473
Interest payments under debt obligations	166,881	43,116	78,177	38,026	7,562
Purchase obligations	438,571	82,523	184,727	171,321	—
Operating lease obligations	9,260	3,301	4,189	1,067	703
Total	$2,414,751	$919,563	$384,558	$835,892	$274,738

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. As of the date of this report we are committed to purchasing 18 additional new LEAP-1A engines for $282.8 million, and nine additional new LEAP-1B engines for $155.8 million. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $77.7 million and $112.0 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2023 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2023, $730.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $2.3 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the nine months ended September 30, 2023 and 2022, 66% and 58%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
(b) None.
(c) Issuer Purchases of Equity Securities. In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended September 30, 2023.
Item 5. Other Information

None.

Item 6.
EXHIBITS

Exhibit Number	Description
10.1
First Amendment to Second Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of September 26, 2023.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 3, 2023

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)