Form 10-K
period 2023-12-31
WILLIS LEASE FINANCE CORP
filed 2024-03-15
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $124.4 million (based on a closing sale price of $39.13 per share as reported on the NASDAQ Stock Market).
The number of shares of the registrant’s Common Stock outstanding as of March 12, 2024 was 6,393,323.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2023 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC” or the “Company”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by other parties. As of December 31, 2023, we had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel and other leased parts and equipment with 74 lessees in 42 countries. In addition to our owned portfolio, as of December 31, 2023, we managed a total lease portfolio of 198 engines, aircraft and related equipment for other parties.

Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.

Willis Asset Management Limited (“Willis Asset Management”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 158 engines, excluding WLFC engines, under management as of December 31, 2023.

We are a Delaware corporation, incorporated in 1998. Our executive offices are located at 4700 Lyons Technology Parkway, Coconut Creek, Florida 33073. We transact business directly and through our subsidiaries and consolidated variable interest entities (“VIE”) unless otherwise indicated.

We maintain a website at www.wlfc.global where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains an electronic Internet site that contains our reports, proxies and information statements, and other information that we file or furnish at http://www.sec.gov.

We separate our business into two reportable segments, Leasing and Related Operations and Spare Parts Sales. Our business activities by reportable segment are described below.

Leasing and Related Operations

Our strategy is to lease aircraft and aircraft engines and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. Spare engines are required to support fleet operation during the highly regulated maintenance cycle of aircraft engines. Furthermore, unscheduled events such as mechanical failure, Federal Aviation Administration (“FAA”) airworthiness directives, or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines.

Our engine portfolio primarily consists of noise-compliant Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce, and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, Bombardier, and Embraer aircraft.

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

Total revenues from our Leasing and Related Operations reportable segment was 95.1% and 91.7% of the respective total consolidated revenue for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, approximately 74% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in United States (“U.S.”) dollars, which is customary in the industry. Future leases may provide for payments to be made in other foreign currencies. In 2023, we leased our equipment to lessees domiciled in seven geographic regions.

Spare Parts Sales

Our wholly-owned and vertically-integrated subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or from the leasing portfolio. This business segment enables us to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full life cycle of our lease assets, enhance the returns on our engine portfolio, and create incremental value for our shareholders.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 3.5% annual growth in the global commercial jet fleet, increasing the current fleet to over 48,575 aircraft by 2042. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

ENGINE LEASING

As of December 31, 2023, the majority of our leases to air carriers, manufacturers and MROs were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases in which the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment and the availability of short-term and long-term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.

We describe our leases as “triple-net” operating leases. A triple-net operating lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engines, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying the lessees’ responsibility for engine damage, maintenance standards, and the required condition of the engine upon return at the end of the lease. During the term of the lease, we require the lessee to maintain the engine in accordance with an approved maintenance program designed to meet applicable regulatory requirements in the jurisdictions in which the lessee operates.

We enter into both long-term and short-term leases which typically provide for monthly payment. Long-term leases typically have original lease terms in excess of one year. Characteristics of a long-term lease also include specified return conditions. Return conditions can be met by the customer through a maintenance overhaul in advance of asset return or a cash settlement at lease end resulting in maintenance revenue to the Company at that time. Maintenance reserves, also referred to as use fees, are often used for payment of maintenance overhauls in advance of asset returns by the lessee to the Company. Where a cash settlement is agreed upon, it may, in some instances, be taken from maintenance reserves paid by the lessee to the Company throughout the course of the lease. Short-term leases typically have an original lease term of less than one year. Short-term leases also include non-refundable, usage-based maintenance fees, which are billed at contractual rates and recognized as revenue over the term of the leases. Payment terms of our leases are predominately monthly in advance for rent and in arrears for the expenses associated with the use of the engines. As of December 31, 2023 and 2022, 46% and 40%, respectively, of the Company’s leases by net book value were short-term leases.

We try to mitigate risk where possible. For example, we analyze the credit risk associated with a lessee before entering into any significant lease transaction. Our credit analysis generally consists of evaluating the prospective lessee’s financial standing by utilizing financial statements and trade and/or banking references. In certain circumstances, we may require our lessees to provide additional credit support, such as a letter of credit or a guaranty from a bank or a third party or a security deposit. We manage our interest rate risk through maintaining a balance of fixed and floating rate debt which allows us to limit our exposure to interest rate movements while also allowing us to benefit from low short-term interest rates. The Company generally utilizes our credit facility as a warehouse facility to aggregate purchased assets. Historically, when the Company aggregates a critical mass of assets through revolver financing, we refinance the assets through the issuance of long-term fixed rate debt through the Asset-Backed Security (“ABS”) and other markets. The maturity profile of the ABS term financings tend to better match the long-life characteristics of our long-life asset base. Furthermore, the Company also manages interest rate exposure through the purchasing of interest rate swaps which immunizes us from short-term rate movements that would influence the cost of our credit facility borrowings. At December 31, 2023 the Company had $1.5 billion of fixed rate financing. We also evaluate insurance and expropriation risk and evaluate and monitor the political and legal climate of the country in which a particular lessee is located in order to determine our ability to repossess our engines should the need arise. Despite these guidelines, we cannot give assurance that we will not experience collection problems or significant losses in the future. See “Risk Factors” below.

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

Upon termination of a lease, we will either enter into a new lease, sell, or part out (disassemble and sell the parts separately), the related engines or airframe. The demand for aftermarket engines for either sale or lease may be affected by a number of variables, including:

•general market conditions;
•regulatory changes (particularly those imposing environmental, maintenance, and other requirements on the operation of engines);
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

As of December 31, 2023, we had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2022, we had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment.

As of December 31, 2023 minimum future rentals under non-cancelable operating leases of these engines, related equipment and aircraft assets were as follows:

Year	(in thousands)
2024	$158,408
2025	78,803
2026	50,926
2027	36,122
2028	6,431
Thereafter	45,031
$375,721

As of December 31, 2023, we had 74 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 42 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from a loss of a customer. We provide other engine leasing related services such as engine storage, Part 145 maintenance and aircraft tear down services to our customers as well.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”), for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owned a lease portfolio of 35 engines and four aircraft with a net book value of $232.2 million as of December 31, 2023. Our investment in the joint venture was $40.0 million as of December 31, 2023.

In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $39.8 million as of December 31, 2023. Our investment in the joint venture was $18.0 million as of December 31, 2023.

AIRCRAFT LEASING

As of December 31, 2023, our operating lease portfolio included four A319-100 aircraft, four ATR 72-500 aircraft, one A320-200 aircraft, one A320-233 aircraft, one A321-200 aircraft, and one Boeing 737-700 with an aggregate net book value of $136.2 million.

Our aircraft leases are “triple-net” leases, and the lessee is responsible for making the full lease payment and paying any other expenses associated with the use of the aircraft, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. In addition, the lessee is responsible for normal maintenance and repairs, and compliance with return conditions of flight equipment on lease. Under the provisions of many leases, for certain engine and airframe overhauls, we reimburse the lessee for costs incurred up to but not exceeding maintenance reserves the lessee has paid to us. Maintenance reserves are designed to cover the expected maintenance costs. The lessee is also responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with FAA requirements. We periodically inspect our leased aircraft. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly-owned and vertically-integrated subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials that it acquires via acquisition or consignment from third parties or from the leasing portfolio. This business segment enables our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full life cycle of our lease assets, enhance the returns on our engine portfolio, and create incremental value for our shareholders.  As of December 31, 2023, spare parts inventory had a carrying value of $41.0 million.

ASSET MANAGEMENT

Willis Asset Management is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 158 engines, excluding WLFC engines, under management as of December 31, 2023.

COMPETITION

The markets for our products and services are very competitive, and we face competition from a number of sources. These competitors include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies, and aircraft and aircraft engine spare parts distributors. Many of our competitors have substantially greater resources than us. Those resources may include greater name recognition, larger product lines, complementary lines of business, greater financial, marketing, and information systems, and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that we serve, thereby significantly increasing industry competition and negatively impacting the Company. We can give no assurance that competitive pressures will not materially and adversely affect our business, financial condition, or results of operations.

We compete primarily with aircraft engine manufacturers as well as with other aircraft engine lessors. It is common for commercial aircraft operators and MROs to utilize several leasing companies to meet their aircraft engine needs and to minimize reliance on a single leasing company.

Our competitors compete with us in many ways, including pricing, technical expertise, lease flexibility, engine availability, supply reliability, customer service, and the quality and condition of engines. Many of our competitors have greater financial resources than we have, or are affiliates of larger companies. We emphasize the quality of our portfolio of aircraft engines, supply reliability, and high level of customer service to our aircraft equipment lessees. We focus on ensuring adequate aircraft engine availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees, and have developed an engine pooling arrangement that allows pool members quick access to available spare aircraft engines.

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

Governmental regulations where the related airframe is registered, and where the aircraft is operated, stipulate noise and emissions levels restrictions. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the U.S. and the International Civil Aviation Organization (“ICAO”) have adopted a more stringent set of Stage IV standards for noise levels which apply to engines manufactured or certified from 2006 onward. At this time, the U.S. regulations do not require any phase-out of aircraft that qualify only for Stage III compliance, but the European Union (“EU”) has established a framework for the imposition of operating limitations on non-Stage IV aircraft.

As of December 31, 2023, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.

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

FINANCING/SOURCE OF FUNDS

We, directly or through our Willis Engine Structured Trust III, IV, V, VI, and VII (“WEST III,” “WEST IV,” “WEST V,” “WEST VI,” and “WEST VII”) asset-backed securitizations typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In order to facilitate financing and leasing of engines, most of our engines are generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow up to 85% of an engine’s purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines, engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future. Additionally, for discrete financing purposes, we will enter into bi-lateral and preferred financing arrangements from time to time.

EMPLOYEES

As of December 31, 2023, we had 363 total employees, of which 361 are full-time employees (excluding consultants), in sales and marketing, technical service, and administration. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are satisfactory.

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
•geopolitical and other events, including those arising from war, concerns about security, terrorism, war, pandemics and similar public health concerns and political instability;
•changing political conditions, including risk of rising protectionism and imposition of new trade barriers;
•inclement weather and natural disasters;
•environmental compliance and other regulatory costs, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations;
•potential and actual cyberattacks, including information hacking, viruses and malware;
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
These risks may reduce our utilization rates, lease margins, maintenance reserve revenues, and proceeds from engine and aircraft sales, and result in higher legal, technical, maintenance, storage and insurance costs related to repossession and the cost of engines being off lease. As a result of the foregoing and other factors, the availability of engines and aircraft for lease or sale periodically experiences cycles of oversupply and undersupply of given engine or aircraft models. The incidence of an oversupply of engines or aircraft may produce substantial decreases in lease rates and the appraised and resale value of aviation equipment and may increase the time and costs incurred to lease or sell engines.
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
Licenses and consents
We and our customers operate in a highly regulated industry. A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import, or re-export of our engines or aircraft. Consents needed in connection with future leasing or sale of our engines or aircraft may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell engines or aircraft.
Civil aviation regulation
Users of engines and aircraft are subject to general civil aviation authorities, including the FAA and the EASA, who regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications to certain engine and aircraft types or series of specific engines that must be implemented for the engine or aircraft to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine, aircraft, or particular engine parts. Each lessee of an engine or aircraft generally is responsible for complying with all airworthiness directives. However, if the engine or aircraft is off lease, we may be forced to bear the cost of compliance with such airworthiness directives, and if the engine or aircraft is leased, subject to the terms of the lease, if any, we may be forced to share the cost of compliance.
Environmental regulation
Governmental regulations of noise and emissions levels may be applicable where the related airframe is registered and where the aircraft is operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with Stage III noise requirements. In addition to the current Stage III compliance requirements, the U.S. and the ICAO have adopted a more stringent set of Stage IV standards for noise levels which apply to engines manufactured or certified from 2006 onward. At this time, the U.S. regulations do not require any phase-out of aircraft that qualify only for Stage III compliance, but the EU has established a framework for the imposition of operating limitations on non-Stage IV aircraft. These regulations could limit the economic life of our engines and aircraft or reduce their value, could limit our ability to lease or sell the non-compliant engines or aircraft or, if modifications are permitted, require us to make significant additional investments in the engines or aircraft to make them compliant.

The U.S. and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide, and carbon dioxide emissions from engines, consistent with ICAO standards. These limits generally apply only to engines manufactured after 1999. In 2005, the EU launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators. Concerns over global warming, climate change, or other environmental issues could result in more stringent limitations on the operation of older, non-compliant engines and aircraft.
Failure to comply with anti-corruption laws, trade controls, economic sanctions and similar laws and regulations could subject us to penalties and other adverse consequences.
Our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, export controls, and economic sanctions programs, including those administered by the U.S. Department of State, U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), and the Bureau of Industry and Security (“BIS”) of the Department of Commerce.
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
We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated nationals of those countries. It is possible that, without our knowledge, engines or other equipment that we export end up in the possession of individuals or entities that have been designated by OFAC or are located in a country subject to sanctions.
We have established policies and procedures designed to assist with our compliance with these laws and regulations. However, maintaining and enhancing our policies and procedures in response to changing laws and regulations or business circumstances can be costly and place restrictions on our operations, and we cannot guarantee that the precautions we take will prevent violations of anti-corruption and trade control laws and regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, the costs associated with responding to a government investigation and remediating any violations can be substantial. Accordingly, violations could adversely affect, among other things, our reputation, business, financial condition, results of operations, and cash flows.
Our aircraft, engines or parts could cause bodily injury or property damage, exposing us to liability claims.
We are exposed to potential liability claims if the use of our aircraft, engines or parts is alleged to have caused bodily injury or property damage. Our leases require our lessees to indemnify us against these claims and to carry insurance customary in the air transportation industry, including liability, property damage, and all-risk hull insurance on our engines and on our aircraft at agreed upon levels. We can give no assurance that one or more catastrophic events will not exceed insurance coverage limits or that lessees’ insurance will cover all claims that may be asserted against us. Any insurance coverage deficiency or default by lessees under their indemnification or insurance obligations may reduce our recovery of losses upon an event of loss or subject the Company to exposures that result in monetary losses for which recovery is unavailable.
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
Natural disasters, public health emergencies, and other business disruptions could cause significant harm to our customer base, which may materially adversely affect our business, results of operations, and financial condition.

Our U.S. and international operations and warehouse facilities are susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, and similar natural disasters, public health emergencies, as well as power outages, telecommunications failures, and similar events.
A decrease in air travel, lack of demand for air travel, or downturn in the aviation industry caused by public health emergencies or natural disasters could result in lower utilization of our engine and aircraft assets, which could in turn materially and adversely affect our business, financial condition and results of operations. In addition, the occurrence of natural disasters and health emergency or similar events in any of the regions in which we operate could disrupt and materially and adversely impact the operations of our business.

Cyberattacks or other information security breaches could adversely affect our business, operating results and financial condition.

Our operations are becoming increasingly dependent on information technologies. Threats to our information technology systems continue to grow, and include, among other things, power outages, natural disasters, malware, ransomware, phishing, computer viruses, human error, and unexpected complications as our information technology systems are maintained or upgraded. Significant damage or interruption to our information technology systems, including cyberattacks, could lead to the loss of sensitive information, including that of our customers, suppliers, and employees, result in operational disruption, or require expensive investment to fix or replace our information technology systems. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs, and liabilities. In turn, this could adversely affect our business strategy, operating results, and financial condition.

We have been subject to cybersecurity incidents in the past and may be again in the future. For example, on January 31, 2024, we detected unauthorized activity on portions of our information technology systems. As the investigation of the incident is ongoing as of the date of this Annual Report on Form 10-K, the full scope, nature and impact of the incident are not yet known. The Company has not yet determined whether the incident is reasonably likely to materially adversely impact the Company’s financial condition or results of operations.

Due to the evolving nature and increased sophistication of these cybersecurity threats, the potential impact of any future incident cannot be predicted with certainty. Although we employ a number of measures to prevent, detect and mitigate these threats, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Any such incidents could have a material adverse effect on our results of operations and financial condition, especially if we fail to maintain sufficient insurance coverage to cover liabilities incurred or are unable to recover any funds lost in data, security and/or system breaches, and could result in a material adverse effect on our business and results of operations.

Moreover, we may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks, and possible increased costs of complying with cybersecurity laws and regulations. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.

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
We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable equipment. Upon termination of a lease, we seek to enter a new lease or to sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner or at all, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our equipment. As of December 31, 2023, engines on-lease with lease terms of 12 months or less and engines off-lease constituted approximately 57% of our assets. These engines may frequently need to be remarketed, which could drive up our operating costs associated with such equipment. Such higher operating costs could have a material, adverse impact on our results of operations and profitability.
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
Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST III, WEST IV, WEST V, WEST VI, and WEST VII engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long-term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. As of December 31, 2023, 67 of our leases comprising approximately 24% of the net book value of our on-lease assets do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.
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
As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2023, we had an aggregate of approximately $10.5 million in lease rent and $8.9 million in maintenance reserve payments more than 30 days past due as compared to $7.4 million in lease rent and $5.9 million in maintenance reserve payments more than 30 days past due as of December 31, 2022. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.

We may not correctly assess the credit risk of each lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, reduced, or missed rental payment from a lessee may decrease our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness or to comply with financial covenants in our loan documents (see “Our Financing Facilities Impose Restrictions on our Operations”). While we typically experience some level of delinquency under our leases, default levels may increase over time, particularly as our portfolio of engines and aircraft ages and if economic conditions deteriorate.
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
When a lessee defaults and such default is not cured in a timely manner, we typically seek to terminate the lease and repossess the engine or aircraft. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. We may not realize any practical benefits from our legal rights, and we may need to obtain consents to export the engine or aircraft. As a result, the relevant asset may be off-lease or not producing revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our engine or aircraft. These costs may include legal and similar costs, the direct costs of transporting, storing and insuring the engine or aircraft, and costs associated with necessary maintenance and recordkeeping to make the asset available for lease or sale. During this time, we will realize no revenue from the leased engine or aircraft, and we will continue to be obligated to pay any debt financing applicable to the asset. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes may depend on the cooperation of the airframe owner.
Risks Related to Our Orders of New Engines
We have committed to purchase new engines in 2024 with an aggregate value of up to $138.8 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:
•forfeiting advance deposits, as well as incurring certain significant costs related to these commitments, such as contractual damages and legal, accounting, and financial advisory expenses;
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

Our business is capital intensive and highly leveraged. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on the availability and cost of debt and equity capital. Additionally, our ability to borrow against our portfolio of engines, aircraft, and strategic investments is dependent, in part, on the appraised value of such engines, aircraft, and investments. If the appraised value of our portfolio declines, we may be required to either refrain from borrowings or reduce the principal outstanding under certain of our debt facilities.
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
We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our purchasing or redeeming stock, or declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST III, WEST IV, WEST V, WEST VI, and WEST VII also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we request or require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.
We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.
We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month term Secured Overnight Financing Rate (“SOFR”), so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, as well as our earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place, or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. The one-month term SOFR and the one-month London Inter-Bank Offered Rate (“LIBOR”) was approximately 5.38% and 4.39% on December 31, 2023 and 2022, respectively.
An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.
A significant portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows.
In addition, we regularly refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity, and cash flows could be materially and adversely affected.

We have risks in managing our portfolio of engines to meet customer needs.
The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation, or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine and aircraft types, maintaining a portfolio mix of engines that we believe is diversified and that will have long-term value and will be sought by lessees in the global market for jet engines, and by selling engines and aircraft that we expect will experience obsolescence or declining usefulness in the foreseeable future.
Each of the WEST finance vehicles have various limitations on how we, as servicer, are allowed to manage the trusts. These restrictions include, but are not limited to, total replacement funds held during a given twelve-month period and lifetime of the trust, below value dispositions as well as limitations on sales subject to part out agreements.
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
In addition to being capital intensive and highly leveraged, our business also requires that we maintain sufficient liquidity to enable us to contribute the non-financed portion of engine and aircraft purchases as well as to service our payment obligations to our creditors as they become due, despite the fact that the timing and amounts of payments under our leases do not match the timing under our debt service obligations. Our restricted cash is unavailable for general corporate purposes. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on our ability to continue to maintain sufficient liquidity, cash, and available credit under our credit facilities. Our liquidity could be adversely impacted if we are subjected to one or more of the following: a significant decline in lease revenues, a material increase in interest expense that is not matched by a corresponding increase in lease rates, a significant increase in operating expenses, or a reduction in our available credit under our credit facilities. If we do not maintain sufficient liquidity, our ability to meet our payment obligations to creditors or to borrow additional funds could become impaired as could our ability to make dividend payments or other distributions to our equity holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources.”

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
For the year ended December 31, 2023, 66% of our lease rent revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations, and judicial procedures may not be as protective of lessor rights as those which apply in the U.S. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. We also can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.
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
We believe that our customers’ growth and financial condition are driven by economic growth in their service areas. The largest portion of our foreign lease revenues comes from the Asia-Pacific and European regions. Some of these airline operations are among the most heavily regulated in the world. At the same time, low-cost carriers have exerted substantial competitive and financial pressure on major Asia-Pacific and European airlines. Low-cost carriers are having similar effects in North America and elsewhere.
Our operations may also be affected by political or economic instability in the areas we have customers.
We may not be able to enforce our rights as a creditor if a lessee files for bankruptcy outside of the U.S.
When a debtor seeks protection under the United States Bankruptcy Code (“Bankruptcy Code”), creditors are automatically stayed from enforcing their rights. In the case of U.S.-certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. Section 1110 has been the subject of significant litigation, and we can give no assurance that Section 1110 will protect our investment in aircraft or engines in the event of a lessee’s bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the U.S. and applicable foreign laws may not provide comparable protection.
Liens on our engines or aircraft could exceed the value of such assets, which could negatively affect our ability to repossess, lease or sell a particular engine or aircraft.
Liens that secure the payment of repairers’ charges or other liens may, depending on the jurisdiction, attach to engines and aircraft. Engines also may be installed on airframes to which liens unrelated to the engines have attached. These liens may secure substantial sums that may, in certain jurisdictions or for limited types of liens, exceed the value of the particular engine or aircraft to which the liens have attached. In some jurisdictions, a lien may give the holder the right to detain or, in limited cases, sell or cause the forfeiture of the engine or aircraft. Such liens may have priority over our interest as well as our creditors’ interests in the engines or aircraft, either because they have such priority under applicable local law or because our creditors’ security interests are not filed in jurisdictions outside the U.S. These liens and lien holders could impair our ability to repossess and lease or sell the engines or aircraft. We cannot give assurance that our lessees will comply with their obligations to discharge third-party liens on our assets. If they do not, we may, in the future, find it necessary to pay the claims secured by such liens to repossess such assets.

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
As a result of new or threatened tariffs, sanctions and/or impediments to trade, both from the U.S. and other countries, there may be greater restrictions and economic disincentives on international trade. The new or threatened tariffs, sanctions and other changes in trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing tariffs and/or economic sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry, and the global demand for our products and services, and as a result, could have an adverse effect on our business, financial condition, and results of operations.

The effects of the UK’s withdrawal from the EU (“Brexit”), including on trade agreements, are not yet known and the uncertainty creates challenges and risks which may materially and adversely affect our business.
On June 23, 2016, the UK voted in favor of a referendum to leave the EU, commonly referred to as “Brexit,” and the UK ceased to be a member of the EU on January 31, 2020. There is continued uncertainty surrounding the future relationship between the UK and the EU, including any trade agreements between them, which could adversely affect European and worldwide economic and market conditions, and contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Laws to replace or replicate. The ultimate effects of Brexit will depend on the specific terms of any agreement the UK and the EU reach to provide access to each other’s respective markets.
We have a presence in the UK and certain EU countries, including Ireland, and France. During 2023, we derived approximately 66% of our core lease rent revenue from international business. The consequences of Brexit could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate.
Risks Related to Our Small Size and Corporate Structure
Intense competition in our industry, particularly with major companies with substantially greater financial, personnel, marketing and other resources, could cause our revenues and business to suffer.
The engine and aircraft leasing industry is highly competitive and global. Our primary competitors include AerCap Holdings N.V., Shannon Engine Support Ltd., Pratt & Whitney, Rolls-Royce Partners Finance, Engine Lease Finance Corporation, and FTAI Aviation LTD.
Our primary competitors generally have significantly greater financial, personnel and other resources, as well as a physical presence in more locations, than we do. In addition, competing engine lessors may have lower costs of capital and may provide financial or technical services or other inducements to customers, including the ability to sell or lease aircraft, offer maintenance and repair services, or provide other forms of financing that we do not provide. We cannot give assurance that we will be able to compete effectively or that competitive pressures will not adversely affect us.

There is no organized market for the spare engines or the aircraft we purchase. Typically, we purchase engines and aircraft from commercial aircraft operators, engine manufacturers, MROs and other suppliers. We rely on our representatives, advertisements, and reputation to generate opportunities to purchase and sell engines and aircraft. The market for purchasing engine and aircraft portfolios is highly competitive, generally involving an auction bidding process. We can give no assurance that engines and aircraft will continue to be available to us on acceptable terms and in the types and quantities we seek consistent with the diversification requirements of our debt facilities and our portfolio diversification goals.
Substantially all of our assets are pledged to our creditors.
Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit banks have a lien on all of our assets, including our residual interests in WEST III, WEST IV, WEST V, WEST VI, and WEST VII. Due to WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, and WEST VII’s bankruptcy remote structures, that interest is subject to the prior payments of WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, and WEST VII’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST III, WEST IV, WEST V, WEST VI, and WEST VII upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, and WEST VII’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.
We may be unable to manage the expansion of our operations.
We can give no assurance that we will be able to manage effectively the current and potential expansion of our operations, or that if we are successful expanding our operations that our systems, procedures, or controls will be adequate to support our operations, in which event our business, financial condition, results, and cash flows could be adversely affected.
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
•risks that growth will strain our infrastructure, staff, internal controls, and management, which may require additional personnel, time, and expenditures; and
•potential loss of key employees and customers.
Any of the above factors could have a material adverse effect on us.
We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business.
Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair, and operation of all aircraft operated in the U.S. and equivalent regulatory agencies in other countries, such as the EASA in Europe, regulate aircraft operated in those countries. We include, with the aircraft, engines and related parts that we purchase, lease and sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition, and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition, and results of operations. In addition, certain product sales to foreign countries require approval or licensing from the U.S. government.  Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

We are effectively controlled by one principal stockholder, who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.
Charles F. Willis, IV is the founder of WLFC, has served as a Director since our establishment in 1985, served as Chief Executive Officer from 1985 until April 2022, served as President until July 2011, and has served as Chairman of the Board of Directors from 1996 until April 2022, when he became Executive Chairman. Mr. Willis has over 55 years of experience in the aviation industry which includes serving as President of Willis Lease’s predecessor, Charles F. Willis Company, which purchased, financed, and sold a variety of large commercial transport aircraft and provided consulting services to the aviation industry, Assistant Vice President of Sales at Seaboard World Airlines, a freight carrier, and various positions at Alaska Airlines, including positions in the flight operations, sales and marketing departments. Mr. Willis brings to the Board significant senior leadership, sales and marketing, industry, technical and global experience, as well as a deep institutional knowledge of the Company, its operations and customer relations.
As of December 31, 2023, Mr. Willis beneficially owned or had the ability to direct the voting of 3,077,610 shares of our common stock, representing approximately 45% of the issued shares of our common stock. As a result, Mr. Willis effectively controls the Company and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the Company's board of directors. In addition, future sales by Mr. Willis of substantial amounts of the Company’s common stock, or the potential for such sales, could adversely affect the prevailing market price of the Company’s common stock.
Our business might suffer if we were to lose the services of certain key employees.
Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Executive Chairman, could have a material adverse effect on our business as our key employees have knowledge of our industry and customers and would be difficult to replace.
We are the servicer and administrative agent for the WEST III, WEST IV, WEST V, WEST VI, and WEST VII facilities and our cash flows would be materially and adversely affected if we were removed from these positions.
We are the servicer and administrative agent with respect to engines in the WEST III, WEST IV, WEST V, WEST VI, and WEST VII facilities. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in each case) and 2.0% as administrative agent of the aggregate net rents actually received by WEST III, WEST IV, WEST V, WEST VI, and WEST VII on their engines. We may be removed as servicer and or administrative agent of our WEST III, WEST IV, WEST V, WEST VI, and WEST VII facilities by an affirmative vote of a requisite number of the WEST III, WEST IV, WEST V, WEST VI, and WEST VII note holders. Such vote could happen upon the occurrence of certain specified events as outlined in the WEST III, WEST IV, WEST V, WEST VI, and WEST VII servicing and administrative agency agreements.
As of December 31, 2023, we were in compliance with the financial covenants set forth in the WEST III, WEST IV, WEST V, WEST VI, and WEST VII servicing and administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as servicer or administrative agent for the WEST III, WEST IV, WEST V, WEST VI, and WEST VII facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated VIE’s WEST III, WEST IV, WEST V, WEST VI, and WEST VII would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.
Provisions in Delaware law and our charter and bylaws might prevent or delay a change of control.
Certain provisions of law, our amended certificate of incorporation, bylaws and amended rights agreement could make the following more difficult: (1) an acquisition of us by means of a tender offer, a proxy contest or otherwise, and (2) the removal of incumbent officers and directors.
Our board of directors has authorized the issuance of shares of Series A Preferred Stock and Series A-2 Preferred Stock, by us and to Development Bank of Japan Inc. (“DBJ”), with American Stock Transfer and Trust Company serving as rights agent. The rights agreement could make it more difficult to proceed with and tends to discourage a merger, tender offer or proxy contest. Our amended certificate of incorporation also provides that stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent and, in certain circumstances relating to acquisitions or other changes in control, requires an 80% super majority vote of all outstanding shares of our common stock. Our bylaws also limit the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

The Company has policies, controls, and procedures in place for assessing, identifying, and managing material risks from cybersecurity threats, including, but not limited to:

•Reviewing financial reporting systems and subsystems to ensure that access is limited to approved users;

•Reviewing data recorded, processed, and reported to ensure that the data remains complete, accurate, and valid;
•Conducting regular network and endpoint monitoring and vulnerability assessments to improve our information systems;

•Reviewing system changes of financial reporting significance to ensure that they have been authorized and appropriately tested before being moved to production;

•Monitoring and identifying cybersecurity threats in connection with the use of third-party providers;

•Responding to and remediating any incident of damage or interruption to our information technology systems, including cyberattacks, internally and through the use of third-party providers as necessary;

•Carrying information security risk insurance that provides protection against potential losses arising from a cybersecurity incident; and

•Requiring regular cybersecurity training programs for employees, management, and directors.

These approaches vary in maturity across our business, and we work to continually improve them.

The Company’s Board of Directors and management have discussions to stay vigilant and engaged as it relates to cyber exposures, risk management strategy, monitoring, and cyber-incident response and recovery plans. Members of the Board of Directors have access to, and relationships with, cybersecurity experts in the organization, including the Company’s Head of Information Technology, who has extensive experience in network operations and an understanding of cybersecurity. Additionally, as the dynamic cybersecurity environment is continuously evolving, management has periodic meetings with our cybersecurity insurance providers to reevaluate the Company’s cybersecurity risks and related information technology resiliency. The Board of Directors shall be informed of any material information technology breaches that the Company has experienced in a timely manner.

ITEM 2.    PROPERTIES

Our principal offices are located in Coconut Creek, Florida where we own 56,000 square feet of office and warehouse space. We also own 130,000 square feet of office and warehouse space in Bridgend, Wales, UK. We lease 60,000 square feet of hangar and office space in Darlington, UK. We lease 45,000 square feet of warehouse space in Pompano Beach, Florida. We sub-lease 1,615 square feet of office and warehouse space for our operations in San Diego, California. We lease 4,166 square feet of office space in Dublin, Ireland. We also lease facilities for sales and operations in Larkspur, California; Shanghai, China; Singapore; Blagnac, France; and Gandhinagar, India.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is listed on the Nasdaq Global Market under the symbol WLFC. As of March 4, 2024, there were 2,809 shareholders of record of our Common Stock.

We have not made any dividend payments to our common shareholders since our inception as all available cash has been utilized for the business. We have no intention of paying dividends on our common stock in the foreseeable future. In addition, certain of our debt facilities contain negative covenants which, in certain situations, prohibit us from paying any dividends or making distributions of any kind with respect to our common stock. The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrue quarterly dividends at the rate per annum of 8.5% per share thereafter. The Company’s Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. The Series A-1 and Series A-2 Preferred Stock have a $20.00 liquidation preference per share.

The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	103,706
2023 Stock Incentive Plan	—	n/a	2,052,796
Total	—	n/a	2,156,502

The 2023 Incentive Stock Plan (the “2023 Plan”) amended and restated the prior 2021 Incentive Stock Plan. The 2023 Plan authorized 1,750,000 shares for issuance, plus the number of shares remaining for issuance under the prior stock plan and any future forfeited awards under the prior plan. Stock-based compensation is in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and two years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant-date fair value of the award tranche that is actually vested at that date.

As of December 31, 2023, the Company had granted 1,591,800 RSAs under the 2023 Plan and has 2,052,796 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. During 2023, no shares were repurchased. During 2022, the Company repurchased 154,215 shares of common stock for approximately $5.2 million under the plan, at a weighted average price of $33.98 per share. At December 31, 2023, approximately $39.6 million was available to purchase shares under the plan. As of December 31, 2023, the total number of common shares issued was approximately 6.8 million.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Forward-Looking Statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others: the effects on the airline industry and the global economy of events such as the current high interest rate and inflationary environment; changes in oil prices and other disruptions to the world markets; trends in the airline industry and our ability to capitalize on those trends, including growth rates of markets and other economic factors; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, including business, service, or operational disruptions, the unauthorized access to or disclosure of data, financial loss, reputational damage, increased response and remediation costs, legal and regulatory proceedings or other unfavorable outcomes; changes in interest rates and availability of capital, both to us and our customers; our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; the market value of engines and other assets in our portfolio; and the impact of pandemics or other public health crises on our business, financial condition, and results of operations. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A “Risk Factors” of Part I which, along with the other discussion in this report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of December 31, 2023, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. As of December 31, 2023, we had 74 lessees in 42 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2023, we had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2023, we also managed 198 engines, aircraft and related equipment on behalf of other parties.

Willis Aero is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft engines. As of December 31, 2023, Willis Aero had $40.3 million in spare parts inventory. Willis Asset Management is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owns a lease portfolio of 35 engines and four aircraft with a net book value of $232.2 million at December 31, 2023. Our investment in the joint venture was $40.0 million as of December 31, 2023.

In 2014 we entered into an agreement with CASC to participate in CASC Willis, a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $39.8 million as of December 31, 2023. Our investment in the joint venture was $18.0 million as of December 31, 2023.

We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce, and International Aero Engines. These engines are the most widely used engines in the world, powering Airbus, Boeing, Bombardier, and Embraer aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairments, bad debts, and credit losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2023, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. Under these leases, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 17% residual value. The marine vessel is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. When we pay for major overhauls, which improve functionality or extend the original useful life, they are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2023, 24 engines having a net book value of $17.2 million were depreciated under this policy with estimated remaining useful lives ranging from 1 to 83 months.

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

We must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, are as follows:

•Fair value – we determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors, including but not limited to current data from airlines, engine manufacturers and MRO providers, as well as specific market sales and repair cost data.

•Future cash flows – when evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific engine models, including estimates of market lease rates and future demand. These assumptions are based upon lease rates that we are obtaining in the current market as well as our expectation of future demand for the specific engine/aircraft model.

If the forecasted undiscounted cash flows and fair value of our long-lived assets decrease in the future, we may incur impairment charges. Write-downs of equipment to their estimated fair values totaled $4.4 million for the year ended December 31, 2023, primarily reflecting an adjustment of the carrying value of five engines and two airframes. As of December 31, 2023, included within equipment held for lease and equipment held for sale was $31.9 million in remaining book value of 15 assets which were previously written down.

Write-downs of equipment to their estimated fair values totaled $21.8 million for the year ended December 31, 2022. Of this write-down, $20.4 million reflects the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business.

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

Spare parts inventory is stated at the lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations, and salvage value.

RECENT ACCOUNTING PRONOUNCEMENTS

The most recent adopted and to be adopted accounting pronouncements are described in Note 1(x) to our Consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue is summarized as follows:

	Years Ended December 31,
	2023	2022	% Change
	(dollars in thousands)
Lease rent revenue	$213,138	$162,571	31.1%
Maintenance reserve revenue	133,668	83,424	60.2%
Spare parts and equipment sales	20,359	27,009	(24.6)%
Interest income	8,721	7,579	15.1%
Gain on sale of leased equipment	10,581	3,133	237.7%
Gain on sale of financial assets	—	3,116	(100.0)%
Other revenue	32,088	25,095	27.9%
Total revenue	$418,555	$311,927	34.2%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $50.6 million, or 31.1%, to $213.1 million for the year ended December 31, 2023 from $162.6 million for the year ended December 31, 2022. The increase is primarily due to an increase in the number of engines acquired and placed on lease, including an increase in utilization compared to that of the prior period. During the year ended December 31, 2023, we purchased equipment (including capitalized costs) totaling $163.6 million, which consisted of 23 engines and other parts and equipment purchased for our lease portfolio. During the year ended December 31, 2022, we purchased equipment (including capitalized costs) totaling $286.4 million, which consisted of 46 engines, one aircraft, and other parts and equipment purchased for our lease portfolio.

One customer accounted for more than 10% of total lease rent revenue during the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases. As of December 31, 2022, the Company had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 84% and 82% for the years ended December 31, 2023 and 2022, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue for the year ended December 31, 2023 increased $50.2 million, or 60.2%, to $133.7 million from $83.4 million for the year ended December 31, 2022. Long-term maintenance revenue was $15.4 million for the year ended December 31, 2023 compared to $36.0 million for the year ended December 31, 2022. Engines out on lease with “non-reimbursable” usage fees generated $118.3 million of short-term maintenance revenues for the year ended December 31, 2023 compared to $47.4 million for the year ended December 31, 2022. This increase is primarily due to an increase in the percentage of engines on short-term leases as well as the increase in utilization on those engines relative to prior period. Additionally, as of December 31, 2023 and 2022, there were $28.4 million and $6.3 million, respectively, of deferred in-substance fixed payment use fees included in Unearned Revenue associated with engines on short-term leases.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2023 decreased by $6.7 million, or 24.6%, to $20.4 million compared to $27.0 million for the year ended December 31, 2022. Spare parts sales for the year ended December 31, 2023 were $20.4 million compared to $25.9 million for the year ended December 31, 2022. The decrease in spare parts sales reflects variations in the timing of sales. There were no equipment sales during the year ended December 31, 2023, compared to $1.1 million for the sales of two engines during the year ended December 31, 2022.

Gain on Sale of Leased Equipment. During the year ended December 31, 2023, we sold 28 engines, one airframe, and other parts and equipment from the lease portfolio for a net gain of $10.6 million. During the year ended December 31, 2022, we sold 25 engines from the lease portfolio for a net gain of $3.1 million.

Gain on Sale of Financial Assets. During the year ended December 31, 2023, there was no gain on sale of financial assets as we did not sell any notes receivable. During the year ended December 31, 2022, we sold four notes receivable for a net gain of $3.1 million.

Other Revenue. Other revenue increased by $7.0 million, to $32.1 million for the year ended December 31, 2023 from $25.1 million in 2022. Other revenue consists primarily of management fee income, lease administration fees, third-party consignment commissions earned, service fee revenue, and other discrete revenue items. The increase primarily reflects an increase of $5.6 million in managed service revenues.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.7 million, or 3.0%, to $90.9 million for the year ended December 31, 2023 compared to $88.3 million for the year ended December 31, 2022. The increase primarily reflects the growth in our portfolio subject to depreciation as compared to the prior period.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $5.6 million, or 27.0%, to $15.2 million for the year ended December 31, 2023 compared to $20.8 million in the prior year period, reflecting the decline in spare part sales. There were no equipment sales or cost of equipment sales for the year ended December 31, 2023, compared to $0.1 million of cost of equipment sales for the year ended December 31, 2022.

Write-down of Equipment. Write-down of equipment to their estimated fair values totaled $4.4 million for the year ended December 31, 2023, primarily reflecting the write-down of five engines and two airframes. Write-down of equipment totaled $21.8 million for the year ended December 31, 2022, primarily reflecting write-downs of $20.4 million for the impairment of two engines located in Russia which were determined, due to the Russia and Ukraine conflict, to be unrecoverable. The remaining write-downs were in the ordinary course of business.

General and Administrative Expenses. General and administrative expenses increased 56.5% to $144.8 million for the year ended December 31, 2023 compared to $92.5 million in 2022. The increase primarily reflects a $29.5 million increase in personnel costs, which includes an increase of $18.4 million in bonus compensation. Additionally, a $4.9 million increase in outside service fees, a $7.4 million increase in asset management project costs, a $4.4 million increase in aviation hull war insurance as a result of the Russia and Ukraine conflict, a $1.8 million increase in other taxes due to an increase in business conducted in India, and a $1.5 million increase in equipment costs further contributed to the increased general and administrative expenses.

Technical Expense. Technical expenses consist of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage, and freight costs. These expenses increased 40.3% to $20.2 million for the year ended December 31, 2023, compared to $14.4 million in 2022. The increase is primarily due to a higher level of engine repair activity and thrust rental fees, which is driven by increased activity in the industry.

Net Finance Costs. Net finance costs increased to $78.8 million for the year ended December 31, 2023, from $64.2 million for the year ended December 31, 2022, primarily due to an increase in short-term interest rates, which drive borrowing costs in our revolving credit facility. This increase was partially offset by derivative-related receipts of $23.4 million for the year ended December 31, 2023 as compared to $7.8 million for the year ended December 31, 2022.

Income Taxes. Income tax expense for the year ended December 31, 2023 increased to $23.3 million from $4.4 million for the comparable period in 2022. The effective tax rate for the years ended December 31, 2023 and December 31, 2022 was 34.8% and 44.5%, respectively. The decrease in the effective tax rate was predominantly due to an increase in pre-book tax income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, the Company had $168.0 million of cash, cash equivalents, and restricted cash. At December 31, 2023, $4.9 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries. Other than $1.3 million held at a subsidiary in China, for which the tax impact of the planned repatriation has been accrued, we do not intend to repatriate the funds held in other foreign subsidiaries to the U.S. In the event that we decide to repatriate these funds held at the other foreign subsidiaries to the U.S., we would be required to accrue and pay taxes upon the repatriation.

We generate significant cash flow from our core business as evidenced by our net cash provided by operating activities which was $229.7 million in 2023. Beyond cash provided through operations, we generally fund the growth of our business through a combination of equity and corporate borrowings secured by our equipment lease portfolio. Cash of approximately $625.7 million and $284.0 million in the years ended December 31, 2023 and 2022, respectively, was derived from this borrowing activity. In these same time periods $665.5 million and $228.8 million, respectively, was used to pay down related debt.

Our credit facility is our primary source of capital to grow our business. We also access the ABS and other markets to establish term fixed rate debt financing to better match our long-lived assets. The ABS market continues to be open for issuers like the Company. Refer to Note 6 of the consolidated financial statements for a detailed discussion of the Company’s debt obligations.

Preferred Stock Dividends

In October 2016, the Company sold and issued to DBJ an aggregate of 1,000,000 shares of the Company’s Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting investor fees were $19.8 million.

In September 2017, the Company sold and issued to DBJ an aggregate of 1,500,000 shares of the Company’s Series A-2 Preferred Stock, $0.01 par value per share (the “Series A-2 Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting issuance costs were $29.7 million.

The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrue quarterly dividends at the rate per annum of 8.5% per share thereafter. The Company’s Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2023 and 2022, the Company paid total dividends of $3.2 million and $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.

Cash Flows Discussion

Cash flows provided by operating activities were $229.7 million and $144.4 million in the years ended December 31, 2023 and 2022, respectively. The $85.3 million, or 59.1%, increase in operating cash flows was primarily driven by a 31.1% increase in lease rent revenue and a 60.2% increase in maintenance reserve revenue, reflecting growth in the size and utilization of the lease portfolio along with increased levels of usage fees resulting from high levels of travel and supply chain constraints. Changes in maintenance reserves contributed to a $29.8 million increase in year-over-year operating cash flows as market conditions limited asset returns, thereby reducing the return or forfeiture of maintenance reserves. Additionally, changes in unearned revenue contributed to $18.2 million of incremental operating cash flows, reflecting deferrals of in-substance fixed payment use fees. Changes in accounts receivables and accounts payables year-over-year largely offset as increased business activities impacted both balances. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits, and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 84% and 80%, by book value, of our assets were on-lease as of December 31, 2023 and 2022, respectively. The average utilization rate for the years ended December 31, 2023 and 2022 was approximately 84% and 82%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $92.8 million for the year ended December 31, 2023 and primarily reflected $163.6 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), and $15.4 million related to a lease entered into during 2023 which was classified as a note receivable under ASC 842, partly offset by $85.1 million in proceeds from sales of equipment (net of selling expenses). Cash flows used in investing activities were $194.4 million for the year ended December 31, 2022 and primarily reflected $286.4 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), and $15.3 million related to leases entered into during 2022 which were classified as notes receivable under ASC 842, partly offset by $69.2 million in proceeds from sales of equipment (net of selling expenses) and $40.7 million in proceeds from the sale of notes receivable (net of selling expense).

Cash flows used in financing activities for the year ended December 31, 2023 were $57.9 million and primarily reflected $665.5 million in principal payments and $9.4 million in new debt issuance costs, partly offset by $625.7 million in proceeds from the issuance of debt obligations. Cash flows provided by financing activities for the year ended December 31, 2022 were $43.3 million and primarily reflected $284.0 million in proceeds from the issuance of debt obligations, partly offset by $228.8 million in principal payments, and $5.2 million in share repurchases.

Debt Obligations and Covenant Compliance

At December 31, 2023, debt obligations totaled $1,802.9 million, net of unamortized debt issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 6 “Debt Obligations” in Part II, Item 8 of this Form 10-K.

In October 2023, the Company entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 4”), which extended the maturity date for $500.0 million of its credit facility to June 2025. In December 2023, under the terms of Amendment No. 4, the Company terminated $292.0 million of its credit facility. This termination resulted in the credit facility having a reduced total committed amount of $708.0 million as of December 31, 2023. $49.8 million revolves until the earlier of the final WEST VII novated asset or the maturity date of March 31, 2024, and $158.2 million revolves until the maturity date of June 2024.

In October 2023, the Company and its direct, wholly-owned subsidiary WEST VII, closed its offering of $410.0 million aggregate principal amount of fixed rate notes. The notes are secured by, among other things, WEST VII’s direct and indirect interests in a portfolio of aircraft engines and airframes. The notes have a fixed coupon of 8.00%, an expected maturity in October 2029, and a final maturity date in October 2048. The notes were issued at a price of 98.84814% of par. Principal on the notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture.

In December 2022, the Company recognized a $2.6 million gain on debt extinguishment associated with the repurchase of six tranches of ABS notes with a balance of $12.2 million.

The assets of WEST III, WEST IV, WEST V, WEST VI, and WEST VII are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity. WEST III, WEST IV, WEST V, WEST VI, and WEST VII are consolidated for financial statement presentation purposes. WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, and WEST VII’s abilities to make distributions and pay dividends to the Company is subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST IV, WEST V, WEST VI, and WEST VII, cash is collected in restricted accounts, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST IV, WEST V, WEST VI, and WEST VII indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

Virtually all of our debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends, and stock repurchases. These covenants are tested either monthly, quarterly, or annually as required, and the Company was in full compliance with all financial covenant requirements at December 31, 2023.

At December 31, 2023, we were in compliance with the covenants specified in the revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.50 to 1.00, on or prior to December 31, 2024, and not greater than 4.25 to 1.00 for the quarter ending March 31, 2025 and thereafter. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2023, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V, WEST VI, and WEST VII indentures, servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2023:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,827,059	$73,206	$696,133	$433,539	$624,181
Interest payments under debt obligations	371,719	100,539	149,157	91,852	30,171
Purchase obligations	459,665	138,813	320,852	—	—
Operating lease obligations	8,621	3,363	3,619	1,013	626
Total	$2,667,064	$315,921	$1,169,761	$526,404	$654,978

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing nine additional new LEAP-1B engines and 18 additional new LEAP-1A engines for $459.7 million by 2027. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year continue to return to service.

In December 2020, we entered into definitive agreements for the purchase of 21 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $74.5 million and $102.3 million by 2030.

$38.4 million of variable interest payments due under debt obligations, scheduled above, are estimated by applying the interest rates applicable at December 31, 2023 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month term SOFR.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2024. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2023, $353.0 million of our borrowings were on a variable rate basis at various interest rates tied to one-month term SOFR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk; such investments are not intended to speculate or trade in derivative products. As of December 31, 2023, we have five interest rate swap agreements with a total notional value of $500.0 million. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of one month and two with remaining terms of 25 months as of December 31, 2023. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of six months as of December 31, 2023. The net fair value of the interest rate swaps as of December 31, 2023 and December 31, 2022 was $16.5 million and $34.8 million, respectively, each representing an asset and reflected within other assets on the Consolidated Balance Sheets.

As it relates to the two fixed-rate interest swap agreements with remaining terms of one month as of December 31, 2023, the Company evaluated the probability of the forecasted transactions occurring. The Company determined that it is not probable that the forecasted transactions will occur upon the maturities of these two fixed-rate interest rate swap agreements and as such, reclassified into earnings the associated amount in accumulated other comprehensive income. The impact was an addition to interest income, or reduction to interest expense, in the Company’s Consolidated Statements of Income of approximately $0.2 million for the year ended December 31, 2023.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all of our derivative transactions are entered into for the purposes described above, hedge accounting is only applied when specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression at the inception of the hedge and either regression or qualitative analysis on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The Company recorded an adjustment to interest expense of $(23.4) million and $(7.8) million during the years ended December 31, 2023 and 2022, respectively, from derivative investments.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

RELATED PARTY TRANSACTIONS

Joint Ventures

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.4 million and $2.0 million during the years ended December 31, 2023 and 2022, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2023, WMES sold an engine to the Company for $22.3 million, and the Company sold two engines to WMES for $28.8 million. During 2022, the Company sold two engines to WMES for $12.6 million.

During 2022, the Company subleased a WMES engine to a third party, with WMES as the head lessor. Under ASC 842, the Company recognized a right-of-use (“ROU”) asset of $4.9 million and a lease liability of $4.9 million for this lease during the year ended December 31, 2022.

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

During 2023, the Company paid approximately $44,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in SOFR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2023, $353.0 million of our outstanding debt is variable rate debt. We estimate that for every 1% increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $0.5 million, as compared to $2.3 million as of December 31, 2022.

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

We are also exposed to currency devaluation risk. During the years ended December 31, 2023 and 2022, 66% and 60% of our total lease rent revenues came from non-U.S. domiciled lessees, respectively. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2023, our internal control over financial reporting is effective under those criteria.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s 2023 consolidated financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. Grant Thornton’s audit report appears on page 43.

(d)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the Company’s Section 16 officers or directors informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

2024 Annual Meeting of Stockholders Date

Our Board of Directors has set the date of the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) for May 22, 2024. The 2024 Annual Meeting will be held virtually via live webcast, and the exact time will be specified in our Notice of 2024 Annual Meeting and related proxy statement for the 2024 Annual Meeting.

Because the date of the 2024 Annual Meeting has been advanced by more than 30 days from the first anniversary of our 2023 Annual Meeting of Stockholders, the Board of Directors has set a new deadline for the receipt of any stockholder proposals submitted for the 2024 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2024 Annual Meeting, the proposal must be submitted in writing to us for receipt not later than April 1, 2024. Additionally, to be included in our proxy materials, proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act. Stockholders who wish to raise a proposal or nomination for consideration at the 2024 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than March 25, 2024. A stockholder submission must include certain specified information concerning the proposal or nominee, as the case may be, as required by our bylaws, and information as to the stockholder’s ownership of our common stock. In either case, proposals should be sent to Willis Lease Finance Corporation, 60 East Sir Francis Drake Boulevard, Suite 209, Larkspur, CA 94939, Attention: Corporate Secretary.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Standards of Ethical Conduct Policy (the “Code of Ethics”) that applies to all directors and employees including our Chief Executive Officer, President, and Chief Financial Officer. The Code of Ethics is available on our website at www.wlfc.global. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the code to our Chief Executive Officer, President, or Chief Financial Officer, we will disclose the nature of the amendment or waiver on our website at www.wlfc.global under “Corporate Governance” or in a report on Form 8-K.

We have a long-standing commitment to ethical business conduct and compliance with applicable laws and regulations. As part of this commitment, we have adopted an Insider Trading Policy, which is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(a) (2) Financial Statement Schedules

Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 79.

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

10.65
Letter Agreement to Amend Credit Agreement to Address Inconsistencies, , dated November 8, 2019, among Registrant, as Borrower, MUFG Union Bank, N.A., as Security Agent, MUFG Bank Ltd., as Administrative Agent, and the Lenders party thereto.

10.66#
Security Agent Resignation, Assignment, Assumption and Omnibus Amendment, dated as of December 1, 2022, among Registrant, as Borrower, MUFG Bank, Ltd., as Administrative Agent and Successor Security Agent, MUFG Union Bank, N.A., as Resigning Security Agent, and the Lenders party thereto.

10.67#	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2023, among Registrant, as Borrower, and MUFG Bank, Ltd., as Administrative Agent and Security Agent.
10.68#	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2023, among Registrant, as Borrower, and MUFG Bank, Ltd., as Administrative Agent and Security Agent.
10.69#
Administrative Agency Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, the Registrant, U.S. Bank National Association, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto.

10.70#	Asset Purchase Agreement, dated as of October 31, 2023, between the Registrant and Willis Engine Structured Trust VII.
10.71#	Trust Indenture, dated as of October 31, 2023, among Willis Engine Structured Trust VII, U.S. Bank National Association, as Trustee, the Registrant and Bank of America, N.A.
10.72#	Revolving Credit Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, Bank of America, N.A. and the Registrant.
10.73
Servicing Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto.

10.74#
Security Trust Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, each Grantor referred to therein and from time to time made a party thereto and U.S. Bank National Association, as security trustee and operating bank.

19.1	Insider Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:	March 14, 2024

Willis Lease Finance Corporation

		By:	/s/ AUSTIN C. WILLIS
Austin C. Willis
Chief Executive Officer and Director

Dated:	Title	Signature

Date: March 14, 2024	Chief Executive Officer and Director	/s/ AUSTIN C. WILLIS
	(Principal Executive Officer)	Austin C. Willis

Date: March 14, 2024	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Financial and Accounting Officer)	Scott B. Flaherty

Date: March 14, 2024	Director	/s/ BRENDAN J. CURRAN
Brendan J. Curran

Date: March 14, 2024	Director	/s/ ROBERT J. KEADY
Robert J. Keady

Date: March 14, 2024	Director	/s/ RAE ANN MCKEATING
Rae Ann McKeating

Date: March 14, 2024	Executive Chairman and Director	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2024 expressed an unqualified opinion.

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

Valuation of equipment held for operating lease

As described further in Notes 1(d) and 9 to the consolidated financial statements, the Company reviews its equipment held for operating lease (which is inclusive of certain failed sale-leaseback transactions classified as notes receivable and investments in sales-type leases), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and annually, for certain equipment held for operating lease. With respect to the annual review, indicators of impairment are identified by review of independent appraisals. If an indicator of impairment is identified, the Company performs an analysis of undiscounted forecasted cash flows over the life of the asset as compared to the asset book value. When an asset’s undiscounted forecasted cash flows are less than the book value, an impairment charge is recorded for the difference between carrying value and fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. As a result of the annual impairment test, the Company recorded impairment charges of $2.0 million for the year ended December 31, 2023. As of December 31, 2023, the balance of equipment held for operating lease, notes receivable and investments in sales-type leases was $2.1 billion, $92.6 million and $8.8 million, respectively. We identified the valuation of equipment held for operating lease as a critical audit matter.

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

Cincinnati, Ohio
March 14, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 14, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 14, 2024

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$7,071	$12,146
Restricted cash	160,958	76,870
Equipment held for operating lease, less accumulated depreciation of $594,293 and $543,183 at December 31, 2023 and 2022, respectively	2,112,837	2,111,935
Maintenance rights	9,180	17,708
Equipment held for sale	805	3,275
Receivables, net of allowances of $2,311 and $1,511 at December 31, 2023 and 2022, respectively	58,485	46,954
Spare parts inventory	40,954	38,577
Investments	58,044	56,189
Property, equipment & furnishings, less accumulated depreciation of $19,374 and $16,060 at December 31, 2023 and 2022, respectively	37,160	35,350
Intangible assets, net	1,040	1,129
Notes receivable, net of allowances of $69 and $0 at December 31, 2023 and 2022, respectively	92,621	81,439
Investments in sales-type leases, net of allowances of $9 and $0 at December 31, 2023 and 2022, respectively	8,759	6,440
Other assets	64,430	87,205
Total assets (1)	$2,652,344	$2,575,217

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$52,937	$43,040
Deferred income taxes	147,779	132,516
Debt obligations	1,802,881	1,847,278
Maintenance reserves	92,497	59,453
Security deposits	23,790	20,490
Unearned revenue	43,533	17,863
Total liabilities (2)	2,163,417	2,120,640

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued and outstanding at December 31, 2023 and 2022)	49,964	49,889

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,849 and 6,615 shares issued at December 31, 2023 and 2022, respectively)	68	66
Paid-in capital in excess of par	29,667	20,386
Retained earnings	397,781	357,493
Accumulated other comprehensive income, net of income tax expense of $3,215 and $7,587 at December 31, 2023 and 2022, respectively	11,447	26,743
Total shareholders’ equity	438,963	404,688
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,652,344	$2,575,217
________________________________________________________
(1)Total assets at December 31, 2023 and 2022 include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $160,958 and $76,870; Equipment $1,518,050 and $1,167,970; Maintenance rights $7,806 and $5,433; Notes receivable $91,960 and $80,220; Investments in sales-type leases $3,564 and $0; and Other assets $13,339 and $6,470, respectively.
(2)Total liabilities at December 31, 2023 and 2022 include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,411,680 and $1,118,721, respectively.

See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022
REVENUE
Lease rent revenue	$213,138	$162,571
Maintenance reserve revenue	133,668	83,424
Spare parts and equipment sales	20,359	27,009
Interest income	8,721	7,579
Gain on sale of leased equipment	10,581	3,133
Gain on sale of financial assets	—	3,116
Other revenue	32,088	25,095
Total revenue	418,555	311,927

EXPENSES
Depreciation and amortization expense	90,925	88,260
Cost of spare parts and equipment sales	15,207	20,833
Write-down of equipment	4,398	21,849
General and administrative	144,788	92,530
Technical expense	20,220	14,415
Net finance costs:
Interest expense	78,795	66,743
Gain on debt extinguishment	—	(2,558)
Total net finance costs	78,795	64,185
Total expenses	354,333	302,072

Income from operations	64,222	9,855
Income (loss) from joint ventures	2,908	(62)
Income before income taxes	67,130	9,793
Income tax expense	23,349	4,354
Net income	43,781	5,439
Preferred stock dividends	3,334	3,250
Accretion of preferred stock issuance costs	75	84
Net income attributable to common shareholders	$40,372	$2,105

Basic weighted average earnings per common share:	$6.40	$0.35
Diluted weighted average earnings per common share:	$6.23	$0.33

Basic weighted average common shares outstanding	6,305	6,071
Diluted weighted average common shares outstanding	6,481	6,297
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2023	2022
Net income	$43,781	$5,439
Other comprehensive income:
Currency translation adjustment	(523)	(1,373)
Unrealized (loss) gain on derivative instruments	(18,309)	27,508
Reclassification of gain on derivative instruments to interest expense	(247)	—
Unrealized (loss) gain on derivative instruments at joint venture	(530)	1,697
Net (loss) gain recognized in other comprehensive income	(19,609)	27,832
Tax (benefit) expense related to items of other comprehensive income	(4,313)	6,120
Other comprehensive (loss) income	(15,296)	21,712
Total comprehensive income	$28,485	$27,151
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Years Ended December 31, 2023 and 2022
(In thousands, except per share data)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2021	2,500	$49,805	6,531	$65	$15,401	$355,388	$5,031	$375,885
Net income	—	—	—	—	—	5,439	—	5,439
Net unrealized loss from currency translation adjustment, net of tax benefit of $302	—	—	—	—	—	—	(1,071)	(1,071)
Net unrealized gain from derivative instruments, net of tax expense of $6,421	—	—	—	—	—	—	22,783	22,783
Shares repurchased	—	—	(154)	(1)	(5,244)	—	—	(5,245)
Shares issued under stock compensation plans	—	—	350	2	333	—	—	335
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(112)	—	(3,655)	—	—	(3,655)
Stock-based compensation, net of forfeitures	—	—	—	—	13,551	—	—	13,551
Accretion of preferred shares issuance costs	—	84	—	—	—	(84)	—	(84)
Preferred stock dividends ($1.30 per share)	—	—	—	—	—	(3,250)	—	(3,250)
Balances at December 31, 2022	2,500	49,889	6,615	66	20,386	357,493	26,743	404,688
Net income	—	—	—		—	43,781	—	43,781
Net unrealized loss from currency translation adjustment, net of tax benefit of $115	—	—	—	—	—	—	(408)	(408)
Net unrealized loss from derivative instruments, net of tax benefit of $4,143	—	—	—	—	—	—	(14,696)	(14,696)
Net realized gain from derivative instruments, net of tax expense of $55	—	—	—	—	—	—	(192)	(192)
Shares issued under stock compensation plans	—	—	345	3	271	—	—	274
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(111)	(1)	(5,792)	—	—	(5,793)
Stock-based compensation, net of forfeitures	—	—	—	—	14,802	—	—	14,802
Accretion of preferred shares issuance costs		75	—	—	—	(75)	—	(75)
Preferred stock dividends ($1.33 per share)	—	—	—	—	—	(3,334)	—	(3,334)
Cumulative effect due to adoption of new accounting standard	—	—	—	—	—	(84)	—	(84)
Balances at December 31, 2023	2,500	$49,964	6,849	$68	$29,667	$397,781	$11,447	$438,963
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$43,781	$5,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,925	88,260
Write-down of equipment	4,398	21,849
Stock-based compensation expense	14,802	13,551
Accretion of deferred costs and note discounts	6,150	5,319
Allowances and provisions	838	837
Payments received on sales-type leases	4,570	584
Gain on sale of leased equipment	(10,581)	(3,133)
Gain on insurance proceeds	(761)	—
Gain on derivative instruments	(247)	—
Gain on sale of financial assets	—	(3,116)
Gain on debt extinguishment	—	(2,558)
Income from joint ventures	(2,908)	62
Loss (gain) on disposal of property, equipment and furnishings	9	(71)
Deferred income taxes	19,652	2,065
Changes in assets and liabilities:
Receivables	(17,375)	(3,168)
Inventory	(1,710)	14,288
Other assets	3,247	(5,617)
Accounts payable and accrued expenses	17,154	942
Maintenance reserves	32,159	2,372
Security deposits	3,300	2,372
Unearned revenue	22,334	4,147
Net cash provided by operating activities	229,737	144,424

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(163,640)	(286,393)
Proceeds from sale of equipment (net of selling expenses)	85,061	69,238
Proceeds from sale of note receivable (net of selling expenses)	—	40,705
Issuance of notes receivable	(15,397)	(15,270)
Purchase of property, equipment and furnishings	(5,140)	(6,630)
Payments received on notes receivable	4,147	3,974
Insurance proceeds received on equipment	2,189	—
Net cash used in investing activities	(92,780)	(194,376)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	625,727	284,000
Principal payments on debt obligations	(665,480)	(228,840)
Repurchase of common stock	—	(5,245)
Cancellation of restricted stock units in satisfaction of withholding tax	(5,793)	(3,655)
Preferred stock dividends	(3,241)	(3,268)
Proceeds from shares issued under stock compensation plans	274	335
Debt issuance costs	(9,431)	—
Net cash (used in) provided by financing activities	(57,944)	43,327

Increase (decrease) in cash, cash equivalents and restricted cash	79,013	(6,625)
Cash, cash equivalents and restricted cash at beginning of period	89,016	95,641
Cash, cash equivalents and restricted cash at end of period	$168,029	$89,016

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$76,913	$63,544
Income Taxes	$505	$2,242

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$6,898	$—
Transfers from Equipment held for operating lease to Equipment held for sale	$1,901	$7,183
Transfers from Equipment held for operating lease to Spare parts inventory	$667	$1,906
Transfers from Equipment held for sale to Equipment held for operating lease	$—	$542
Non-cash additions to Equipment held for operating lease	$2,817	$1,148
Accretion of preferred stock issuance costs	$75	$84
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

Willis Engine Securitization Trust VI (“WEST VI” or the “WEST VI Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST VI is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

In October 2023, the Company and its direct, wholly-owned subsidiary, Willis Engine Structured Trust VII (“WEST VII”), closed its offering of $410.0 million aggregate principal amount of fixed rate notes (the “WEST VII Notes”). WEST VII is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST VII is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

Principal and interest on the WEST III, WEST IV, WEST V, WEST VI, and WEST VII Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the respective indenture agreements.

The WEST III, WEST IV, WEST V, WEST VI, and WEST VII Notes are secured by, among other things, the respective ABS’s direct and indirect interests in a portfolio of assets. The WEST III, WEST IV, WEST V, WEST VI, and WEST VII Notes have scheduled amortizations and are payable solely from revenue received from the lease portfolios, after payment of certain expenses of the respective ABS. The assets of WEST III, WEST IV, WEST V, WEST VI, and WEST VII are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS. WEST III, WEST IV, WEST V, WEST VI, and WEST VII are consolidated for financial statement presentation purposes, with the respective assets and liabilities on the Company’s Consolidated Balance Sheets. Each ABS’s ability to make distributions and pay dividends to the Company is subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

Additionally, in connection with WEST III, WEST IV, WEST V, WEST VI, and WEST VII, the Company entered into servicing agreements and administrative agency agreements to provide certain engine, lease management and reporting functions in return for fees based on a percentage of collected lease revenues and asset sales. Because WEST III, WEST IV, WEST V, WEST VI, and WEST VII are consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

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

(c)Revenue Recognition

Leasing revenue

Revenue from leasing of engines, aircraft and related parts and equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.

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

Unearned Revenue includes deferred nonrefundable use fees which qualify as in-substance fixed lease payments due to the lessee’s requirement to make certain minimum payments. These in-substance fixed lease payments are recognized ratably over the expected lease term rather than when the variable use fees are invoiced. As of December 31, 2023 and 2022, there were $28.4 million and $6.3 million, respectively, of deferred in-substance fixed payment use fees included in Unearned Revenue.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2023, the Company had an aggregate of approximately $10.5 million in lease rent and $8.9 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful, and (2) a general reserve for estimated losses based on historical experience.

The Company also estimates an allowance for credit losses. Receivables, net of allowances, include amounts billed to customers in which the right to payment is unconditional. The Company maintains an allowance for trade receivables to provide for the estimated amount that will not be collected, even when the risk of loss is remote. The allowance is measured on a collective pool basis when similar risk characteristics exist and is established as a percentage of accounts receivable. The percentage is based on all available and relevant information including age of outstanding receivables, historical payment experience and loss history, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions. A write-off is recorded when all or part of the receivable is deemed uncollectible. Write-offs are charged against the previously established allowance for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowance for credit losses.

Notes receivable and investments in sales-type leases, net of allowances, represent the current remaining balances that the Company expects to collect for failed sale-leaseback transactions and sales-type leases. The Company establishes allowances for credit losses to cover probable but specifically unknown losses existing in the portfolio. In doing so, the Company categorizes financial assets by pools with similar risk characteristics, including whether the financial asset is collateral-backed and whether the customer is placed on non-accrual status. A write-off is recorded when all or part of the financial asset is deemed uncollectible. Write-offs are charged against previously established allowances for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowances for credit losses.

One customer accounted for more than 10% of total lease rent revenue during the years ended December 31, 2023 and 2022. One customer accounted for more than 10% of total receivables during the year ended December 31, 2023.

Spare parts sales

The Spare Parts Sales reportable segment primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or the Company’s leasing operations. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer.  Title passes to the buyer when the goods are shipped, the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts. Management has determined that physical acceptance of the spare parts to be a formality in accordance with Accounting Standards Codification (“ASC”) 606-10-5-86.

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

Equipment sales

Equipment sales represent the selective purchase and resale of commercial aircraft engines and other aircraft equipment. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, condition of the asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the equipment sale contract to be the transfer of ownership of the asset. Management believes that the asset holds stand-alone value to the customer as it is not dependent on any other services for functionality purposes, and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Equipment sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date that the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due.

Managed services

Managed services revenue predominantly represents fleet management and engine storage services which may be combined on a single contract with a customer. Fleet management services are performed for a stated fixed fee as agreed upon in the services agreement. Engine storage services are for a fixed monthly fee. For a contract containing more than one performance obligation, the allocation of the transaction price is generally performed on the basis of the relative stand-alone selling price of each distinct good or service in the contract. As each of the services provided within the contract have separate prices, the Company allocates the price to its related performance obligation described above. Management has determined that each of the revenue elements contain performance obligations that are satisfied over time and therefore recognizes revenue over time in accordance with ASC 606-10-25-27. The Company utilizes the percentage-of-completion method (input method) for recognizing fleet management services and will calculate revenues based on labor hours incurred. Additionally, as is required by ASC 606-10-25-35, as circumstances change over time, the Company will update its measure of progress to reflect any changes in the outcome of the performance obligation. Engine storage services are recognized on a monthly basis, utilizing the input method of days passed.

Amounts owed for managed services are typically billed upon contract completion. At December 31, 2023, unbilled revenue was $1.7 million, and the Company expects the remaining revenue to be fully recognized by June 30, 2024. Additionally, managed services are presented within the Other revenue line in the Consolidated Statements of Income.

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

Gain on sale of financial assets

Some of the Company’s leases are recorded as financial assets and classified as notes receivable under ASC 842 as they are failed sale-leaseback transactions. The Company may sell its engines that are classified as notes receivable, and the net gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits associated with the equipment are not included in the sale, any such amount is included in the calculation of gain or loss.

Other revenue

Other revenue consists primarily of management fee income, lease administration fees, third-party consignment commissions earned, service and maintenance fee revenue, revenue related to the management of fixed base operator services, and other discrete revenue items.

(d)Equipment Held for Operating Lease

Aircraft assets held for operating lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Major overhauls paid for by the Company, which improve functionality or extend the original useful life, are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. The Company does not accrue for planned major maintenance. The cost of overhauls of aircraft assets under long-term leases, for which the lessee is responsible for maintenance during the period of the lease, are paid for by the lessee or from reimbursable maintenance reserves paid to the Company in accordance with the lease and are not capitalized.

Based on specific aspects of the equipment, the Company generally depreciates engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value. This methodology is believed to accurately reflect the Company’s typical holding period for the engine assets and that the residual value assumption reasonably approximates the selling price of the assets 15 years from the date of acquisition. The typical 15-year holding period is the estimated useful life of the Company’s engines based on its business model and plans and represents how long the Company anticipates holding a newly acquired engine. The technical useful life of a new engine can be in excess of 25 years. The Company reviews the useful lives and residual values of all engines periodically as demand changes to accurately depreciate the cost of equipment over the useful lives of the engines.

The aircraft and airframes owned by the Company are generally depreciated on a straight-line basis over an estimated useful life of 13 to 20 years to a 17% residual value. The marine vessel owned by the Company is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. The other leased parts and related equipment owned by the Company are generally depreciated on a straight-line basis over an estimated useful life of 14 to 15 years to a 25% residual value.

The useful lives of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful lives and the remaining expected holding periods are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2023, 24 engines having a net book value of $17.2 million were depreciated under this policy with estimated remaining useful lives ranging from 1 to 83 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

The Company reviews its long-lived assets, including certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under ASC 842, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the undiscounted forecasted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. The Company evaluates assets during the year if a triggering event is identified indicating impairment is possible and also conducts a formal annual review of the carrying values of long-lived assets. The formal annual review resulted in $2.0 million in impairment charge in 2023 and no impairment charge in 2022. Additionally, the Company recorded impairment charges of $2.4 million and $21.8 million in 2023 and 2022, respectively, as a result of triggering events occurring during the year. These write-downs are included in “Write-down of equipment” in the Consolidated Statements of Income.

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

Interest expense related to the accretion of debt issuance costs and note discounts was $4.8 million and $4.4 million in 2023 and 2022, respectively.

(g)Interest Rate Hedging

The Company enters into various derivative instruments periodically to mitigate the exposure on variable rate borrowings. The derivative instruments are fixed-rate interest swaps that are recorded at fair value as either an asset or liability.

While substantially all of the Company’s derivative transactions are entered into for the purposes described above, hedge accounting is only applied when specific criteria have been met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument’s effectiveness is assessed utilizing both a dollar offset and regression testing approach at the inception of the hedge and either a dollar offset and regression testing approach or qualitative analysis on at least a quarterly basis throughout its life. All of the transactions that the Company has designated as hedges are cash flow hedges. The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of the hedges is recorded in earnings in the current period.

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

(k)Restricted Cash

The Company has certain bank accounts that are subject to restrictions in connection with its WEST III, WEST IV, WEST V, WEST VI, and WEST VII notes payable. Under these borrowings, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of projected maintenance obligations and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST III, cash equal to a portion of the projected maintenance obligations for the subsequent nine months is held in a restricted account and is subject to a minimum balance of $9.4 million. Under WEST IV, cash equal to a portion of the projected maintenance obligations for the subsequent ten months is held in a restricted account and is subject to a minimum balance of $4.5 million. Under WEST V, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of $5.0 million. Under WEST VI and WEST VII, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of $1.0 million. Under WEST III, WEST IV, WEST V, and WEST VII, security deposits are held in restricted accounts equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, in each case, subject to a minimum balance of $1.0 million. Under WEST VI, all security deposits for leases scheduled to terminate before the expected maturity date of the notes are held in a restricted account, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.

The Company had total cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, as follows:

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$7,071	$12,146
Restricted cash	160,958	76,870
Total as presented in the consolidated statements of cash flows	$168,029	$89,016

(l)Spare Parts Inventory

Spare parts inventory consists of spare aircraft and engine parts purchased either directly by Willis Aero and also engines removed from the lease portfolio to be parted out. Spare parts inventory is stated at lower of cost or net realizable value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations, and salvage value.

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

(n)Other Assets

Other assets typically include prepaid purchase deposits and other prepaid expenses. As of December 31, 2023 and 2022, other assets included prepaid deposits of $5.8 million and $7.0 million, respectively, relating to commitments to purchase equipment.

(o)Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S.”).

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis, including those related to residual values, estimated asset lives, impairments, bad debts and credit losses. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the accounting policies on revenue recognition, useful life of equipment, asset residual values, asset impairment, allowance for doubtful accounts, and allowance for credit losses are critical to the results of operations.

If the useful lives or residual values are lower than those estimated, upon sale of the asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material impairment write-downs may occur.

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

(s)Initial Direct Costs Associated with Leases

The Company accounts for the initial direct costs, including sales commissions, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under general and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $1.4 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

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

When a capital event is performed on the equipment by the lessee, which satisfies the lessee’s maintenance right obligation, the maintenance rights are added to the equipment basis and depreciated to the next capital event. When equipment is sold before the end of the pre-existing lease, the maintenance rights are applied against any accumulated maintenance reserves, if paid by the lessee, and the remaining balance is applied to the disposition gain or loss. When a lease terminates, an end of lease true-up is performed, and the maintenance right is applied against the accumulated maintenance reserves or, for non-reserve lessees, the final settlement payment, and any remaining net maintenance right is recorded in the income statement.

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

(w)Risks and Uncertainties

Given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact on the Company’s business and financial position. The ultimate extent of the effects of the current high interest rate and inflationary environment on the Company will depend on future developments, and such effects could exist for an extended period of time.

Other than what has been reflected in the Consolidated Financial Statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the Consolidated Financial Statements.

(x)Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

At the beginning of January 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. There was not a significant impact on the Consolidated Financial Statements upon adoption of the standard.

Receivables, net of allowances, include amounts billed to customers in which the right to payment is unconditional. We maintain an allowance for our trade receivables to provide for the estimated amount that will not be collected, even when the risk of loss is remote. The allowance is measured on a collective pool basis when similar risk characteristics exist and is established as a percentage of accounts receivable. The percentage is based on all available and relevant information including age of outstanding receivables, historical payment experience and loss history, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions. A write-off is recorded when all or part of the receivable is deemed uncollectible. Write-offs are charged against the previously established allowance for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowance for credit losses.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve segment reporting requirements, primarily through enhanced disclosures on significant segment expenses. Other disclosures that the ASU requires public entities to provide include the title and position of the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for the year ended December 31, 2023. There was not a significant impact to the Company’s disclosures.

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

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”), the purpose of which is to update and simplify disclosure requirements. The effective dates of the ASU will depend, in part, on whether an entity is already subject to the current disclosure requirements of the Securities and Exchange Commission (“SEC”). For such entities and those that must “file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer,” the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years after the date of such removal. Entities must apply the amended content to financial statements issued after the ASU’s effective date. For each of the Codification subtopics that the Company is already subject to, the Company expects to adopt the accounting standard update on each of the removal dates of the related disclosure requirements. The Company is currently evaluating the potential effects on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this accounting standard update for the year ended December 31, 2025 and is currently evaluating the potential effects on the consolidated financial statements.

2. Leases

As lessor, and as of December 31, 2023, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under the guidance provided by ASC 842.

As lessee, the significant majority of leases the Company enters are for real estate (office and warehouse space for our operations) as well as automobiles. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Additionally, in 2022, the Company subleased a Willis Mitsui & Company Engine Support Limited (“WMES”) engine to a third party, with WMES as the head lessor. Under ASC 842, the Company recognized a right-of-use (“ROU”) asset of $4.9 million and a lease liability of $4.9 million for this lease during the year ended December 31, 2022.

Leases with terms of 12 months or less are not recorded on the Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include variable non-lease components (e.g., taxes) which are not separated from associated lease components (e.g., fixed rent, common-area maintenance costs, vehicle protection plans and other service fees) as elected under the practical expedient package provided by ASC 842.

The Company’s leases have remaining lease terms of approximately one to 14 years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable lives of assets are limited by the expected lease terms, unless there is a transfer of title or purchase option reasonably certain of exercise. The exercise of lease renewal options or purchase at lease termination is at the Company’s sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental information to the Consolidated Balance Sheets related to leases was as follows:

Leases	Classification	December 31, 2023	December 31, 2022
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$8,652	$11,382

Liabilities
Lease liabilities	Accounts payable and accrued expenses	$7,941	$10,365

Weighted average remaining lease term (years)
Operating leases		2.90	3.45
Weighted average discount rate
Operating leases		4.6%	4.9%

The weighted average discount rate is based on the incremental borrowing rate for each lease and the remaining balance of the lease payments for each lease at the reporting date.

Future maturities of the Company’s lease liabilities at December 31, 2023 are as follows:

Year	(in thousands)
2024	$3,341
2025	2,797
2026	822
2027	604
2028	409
Thereafter	626
Total lease payments	8,599
Less: interest	(658)
Total lease liabilities	$7,941

The following table represents future minimum lease payments under non-cancelable operating leases at December 31, 2023:

Year	(in thousands)
2024	$3,363
2025	2,797
2026	822
2027	604
2028	409
Thereafter	626
$8,621

The components of lease expense were as follows:

		Years Ended December 31,
Lease expense	Classification	2023	2022
		(in thousands)
Operating lease cost	General and administrative	$3,709	$1,692
Net lease cost		$3,709	$1,692

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,327	$1,388

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$307	$6,478

3. Revenue from Contracts with Customers

The following tables disaggregate revenue by major source for the years ended December 31, 2023 and 2022 (in thousands):

Year ended December 31, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$213,138	$—	$—	$213,138
Maintenance reserve revenue	133,668	—	—	133,668
Spare parts and equipment sales	476	19,883	—	20,359
Interest income	8,721	—	—	8,721
Gain on sale of leased equipment	10,581	—	—	10,581
Gain on sale of financial assets	—	—	—	—
Managed services	29,246	—	—	29,246
Other revenue	2,364	689	(211)	2,842
Total revenue	$398,194	$20,572	$(211)	$418,555

Year ended December 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Lease rent revenue	$162,571	$—	$—	$162,571
Maintenance reserve revenue	83,424	—	—	83,424
Spare parts and equipment sales	1,595	25,414	—	27,009
Interest income	7,579	—	—	7,579
Gain on sale of leased equipment	3,133	—	—	3,133
Gain on sale of financial assets	3,116	—	—	3,116
Managed services	23,613	—	—	23,613
Other revenue	994	673	(185)	1,482
Total revenue	$286,025	$26,087	$(185)	$311,927

4. Equipment Held for Operating Lease

As of December 31, 2023, the Company had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2022, the Company had $2,111.9 million of equipment held in our operating lease portfolio, $81.4 million of notes receivable, $17.7 million of maintenance rights, and $6.4 million of investments in sales-type leases, which represented 339 engines, 13 aircraft, one marine vessel and other leased parts and equipment.

The following table disaggregates equipment held for operating lease by asset class (in thousands):

	As of December 31,
	2023			2022
	Gross value	Accumulated depreciation	Net book value	Gross value	Accumulated depreciation	Net book value
	(in thousands)
Engines and related equipment	$2,535,148	$(569,596)	$1,965,552	$2,491,448	$(525,172)	$1,966,276
Aircraft and airframes	157,616	(21,409)	136,207	150,089	(15,543)	134,546
Marine vessel	14,366	(3,288)	11,078	13,581	(2,468)	11,113
	$2,707,130	$(594,293)	$2,112,837	$2,655,118	$(543,183)	$2,111,935

Notes Receivable and Investments in Sales-Type Leases

During the years ended December 31, 2023 and 2022, the Company recorded interest income related to the notes receivable and investments in sales-type leases of $8.7 million and $7.6 million, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 7.1% to 12.2% as of December 31, 2023 and 7.1% to 12.2% as of December 31, 2022.

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

The Company leases equipment to lessees domiciled in seven geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2023	2022
Region	(in thousands)
United States	$71,436	$64,767
Asia-Pacific	69,692	40,270
Europe	43,790	35,621
South America	17,375	12,246
Canada	8,293	5,083
Central America	1,921	3,391
Middle East	631	1,193
Totals	$213,138	$162,571

	As of December 31,
Net book value of equipment held for operating lease	2023	2022
Region	(in thousands)
Asia-Pacific	$530,309	$485,737
United States	464,088	471,184
Europe	443,901	353,661
South America	136,917	141,145
Canada	109,056	69,030
Central America	43,192	130,187
Middle East	42,965	42,853
Off-lease	342,409	418,138
Totals	$2,112,837	$2,111,935

As of December 31, 2023, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$342,409
Month-to-month leases	360,550
Leases expiring 2024	613,557
Leases expiring 2025	230,389
Leases expiring 2026	180,004
Leases expiring 2027	105,166
Leases expiring 2028	118,635
Leases expiring thereafter	162,127
$2,112,837

As of December 31, 2023, minimum future payments under non-cancelable leases were as follows:

Year	(in thousands)
2024	$158,408
2025	78,803
2026	50,926
2027	36,122
2028	6,431
Thereafter	45,031
$375,721

5. Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of December 31, 2023, WMES owned a lease portfolio of 35 engines and four aircraft with a net book value of $232.2 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of December 31, 2023, CASC Willis owned a lease portfolio of four engines with a net book value of $39.8 million.

As of December 31, 2023	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2021	$39,069	$16,858	$55,927
Income (loss) from joint ventures	248	(310)	(62)
Foreign currency translation adjustment	—	(1,373)	(1,373)
Other comprehensive gain from joint ventures	1,697	—	1,697
Investment in joint ventures as of December 31, 2022	41,014	15,175	56,189
Income (loss) from joint ventures	(437)	3,345	2,908
Foreign currency translation adjustment	—	(523)	(523)
Other comprehensive loss from joint ventures	(530)	—	(530)
Investment in joint ventures as of December 31, 2023	$40,047	$17,997	$58,044

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.4 million and $2.0 million during the years ended December 31, 2023 and 2022, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2023, WMES sold an engine to the Company for $22.3 million, and the Company sold two engines to WMES for $28.8 million. During 2022, the Company sold two engines to WMES for $12.6 million.

During 2022, the Company subleased a WMES engine to a third party, with WMES as the head lessor. Under ASC 842, the Company recognized a ROU asset of $4.9 million and a lease liability of $4.9 million for this lease during the year ended December 31, 2022.

Unaudited summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2023	2022
	(in thousands)
Revenue	$47,617	$52,106
Expenses	46,317	51,953
WMES net income	$1,300	$153

	As of December 31,
	2023	2022
	(in thousands)
Total assets	$236,732	$267,580
Total liabilities	150,604	183,083
Total WMES net equity	$86,128	$84,497

The difference between the Company’s investment in WMES and 50% of total WMES net equity, as well as the difference between the Company’s income or loss from WMES and 50% of total WMES net income, is primarily attributable to the recognition of deferred gains, which are related to engines sold by WMES to the Company, and prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

6. Debt Obligations

Debt obligations consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.75% at December 31, 2023, secured by engines. The facility has a committed amount of $708.0 million at December 31, 2023. $49.8 million revolves until the earlier of the final WEST VII novated asset or the maturity date of March 31, 2024, $158.2 million revolves until the maturity date of June 2024, and $500.0 million revolves until the maturity date of June 2025.	$353,000	$727,000
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines	406,894	—
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines	252,986	262,779
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines	35,142	36,502
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines	12,361	14,738
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	240,371	255,136
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	33,485	35,542
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	10,695	13,314
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	212,157	238,072
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	29,024	36,386
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	175,705	209,061
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	23,592	30,255
Note payable at a fixed rate of interest of 4.59%, maturing in January 2032, secured by an engine	22,610	—
Note payable at a fixed rate of interest of 4.23%, maturing in July 2031, secured by an engine	17,802	—
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	1,235	3,304
	1,827,059	1,862,089
Less: unamortized debt issuance costs and note discounts	(24,178)	(14,811)
Total debt obligations	$1,802,881	$1,847,278

In October 2023, the Company entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 4”), which extended the maturity date for $500.0 million of its credit facility to June 2025. In December 2023, under the terms of Amendment No. 4, the Company terminated $292.0 million of its credit facility. This termination resulted in the credit facility having a reduced total committed amount of $708.0 million as of December 31, 2023. $49.8 million revolves until the earlier of the final WEST VII novated asset or the maturity date of March 31, 2024, and $158.2 million revolves until the maturity date of June 2024.

One-month term SOFR was 5.38%, and the one-month London Inter-Bank Offered Rate (“LIBOR”) was 4.39% as of December 31, 2023 and December 31, 2022, respectively.

As it relates to the $22.6 million and $17.8 million notes payable resulting from failed sale-leaseback transactions that are secured by engines, the Company has options to repurchase the engines in January 2032 for $17.7 million and July 2031 for $17.0 million, respectively.

Principal outstanding at December 31, 2023, is expected to be repayable as follows:

Year	(in thousands)
2024	$73,206
2025	424,958
2026	271,175
2027	193,761
2028	239,778
Thereafter	624,181
Total	$1,827,059

At December 31, 2023, the Company had a revolving credit facility to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2023 and 2022, $355.0 million and $273.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, all subsidiaries except WEST III, WEST IV, WEST V, WEST VI, and WEST VII jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

In October 2023, the Company and its direct, wholly-owned subsidiary WEST VII, closed its offering of $410.0 million aggregate principal amount of fixed rate notes. The notes are secured by, among other things, WEST VII’s direct and indirect interests in a portfolio of aircraft engines and airframes. The notes have a fixed coupon of 8.00%, an expected maturity in October 2029, and a final maturity date in October 2048. The notes were issued at a price of 98.84814% of par. Principal on the notes is payable monthly to the extent of available cash in accordance with a priority of payments included in the indenture.

In December 2022, the Company recognized a $2.6 million gain on debt extinguishment associated with the repurchase of six tranches of ABS notes with a balance of $12.2 million.

The assets of WEST III, WEST IV, WEST V, WEST VI, and WEST VII are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity. WEST III, WEST IV, WEST V, WEST VI, and WEST VII are consolidated for financial statement presentation purposes. WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, and WEST VII’s abilities to make distributions and pay dividends to the Company is subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST IV, WEST V, WEST VI, and WEST VII, cash is collected in restricted accounts, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST IV, WEST V, WEST VI, and WEST VII indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

Virtually all of the Company’s debt requires ongoing compliance with the covenants of each financing, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, change in business, sales of assets, dividends, and stock repurchases. Compliance with these covenants is tested either monthly, quarterly, or annually, as required, and the Company was in full compliance with all financial covenant requirements at December 31, 2023.

7. Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month SOFR, with $353.0 million and $727.0 million of variable rate borrowings at December 31, 2023 and 2022, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of December 31, 2023, the Company had five interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two with remaining terms of one month and two with remaining terms of 25 months as of December 31, 2023. One interest rate swap agreement was entered into during 2019 which has a notional outstanding amount of $100.0 million with a remaining term of six months as of December 31, 2023. The derivative instruments were designated as cash flow hedges at inception and recorded at fair value.

As it relates to the two fixed-rate interest swap agreements with remaining terms of one month as of December 31, 2023, the Company evaluated the probability of the forecasted transactions occurring. The Company determined that it is not probable that the forecasted transactions will occur upon the maturities of these two fixed-rate interest rate swap agreements and as such, reclassified into earnings the associated amount in accumulated other comprehensive income. The impact was an addition to interest income, or reduction to interest expense, in the Company’s Consolidated Statements of Income of approximately $0.2 million for the year ended December 31, 2023.

The Company evaluated the effectiveness of the swaps to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception date that the swaps were highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationship on an ongoing basis and concluded there was no ineffectiveness in the hedges for the year ended December 31, 2023.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. The Company applies hedge accounting and accounts for the change in fair value of its cash flow hedges through other comprehensive income for derivative instruments that are effective and for which the related forecasted transaction is probable of occurring.

The net fair value of the interest rate swaps as of December 31, 2023 and December 31, 2022 was $16.5 million and $34.8 million, respectively, each representing an asset and reflected within other assets on the Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(23.4) million and $(7.8) million during the years ended December 31, 2023 and 2022, respectively, from derivative investments. As of December 31, 2023, the accumulative derivative gain was $16.5 million, and as of December 31, 2022, the accumulative derivative gain was $34.8 million.

Effect of Derivative Instruments on Earnings in the Consolidated Statements of Income and of Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the years ended December 31, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Unrealized (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2023	2022
	(in thousands)
Interest rate contracts	$(18,309)	$27,508
Total	$(18,309)	$27,508

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the years ended December 31, 2023 and 2022.

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparties for the interest rate swaps are large financial institutions that possess investment grade credit ratings. Based on these ratings, the Company believes that the counterparties were credit-worthy and that their continuing performance under the hedging agreement is probable and does not require the counterparties to provide collateral or other security to the Company.

8. Income Taxes

The components of income before income taxes are as follows:

	Years ended December 31,
	2023	2022
	(in thousands)
United States	$73,853	$11,864
Foreign	(6,723)	(2,071)
Income before income taxes	$67,130	$9,793

The components of income tax expense for the years ended December 31, 2023 and 2022 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2023
Current	$2,449	$1,387	$(139)	$3,697
Deferred	16,338	3,314	—	19,652
Total	$18,787	$4,701	$(139)	$23,349

2022
Current	$—	$128	$2,161	$2,289
Deferred	3,758	(1,693)	—	2,065
Total	$3,758	$(1,565)	$2,161	$4,354

The following is a reconciliation of the federal income tax expense at the statutory rate of 21% for the years ended December 31, 2023 and 2022 to the effective income tax expense:

	Years Ended December 31,
	2023	2022
	(in thousands)
Statutory federal income tax expense	$14,097	$2,057
State taxes, net of federal benefit	4,410	(1,593)
Foreign tax paid	(169)	1,509
Foreign jurisdiction rate differential	545	666
Permanent differences-nondeductible executive compensation	2,929	2,180
Permanent differences and other	1,537	(465)
Effective income tax expense	$23,349	$4,354

Permanent differences and other includes Subpart F income of $1.3 million from foreign operations for the year ended December 31, 2023. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2021	$13
Increases related to current year tax positions	11
Decreases due to tax positions expired	(5)
Balance as of December 31, 2022	19
Increases related to current year tax positions	435
Decreases due to tax positions expired	(5)
Balance as of December 31, 2023	$449

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$9,614	$3,867
State taxes	167	2
Inventory	2,426	2,123
Reserves and allowances	5,471	4,425
Other accruals	29,231	15,973
Lease liability	934	1,366
Net operating loss carry forward	51,240	67,595
California alternative minimum tax credit	—	33
Charitable contributions	2	2
Total deferred tax assets	99,085	95,386
Less: valuation allowance	(978)	(536)
Net deferred tax assets	98,107	94,850

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(231,694)	(208,389)
Notes receivable	(5,405)	(5,479)
Lease liability	(930)	(1,360)
Other deferred tax liabilities	(4,622)	(4,590)
Net deferred tax liabilities	(242,651)	(219,818)

Other comprehensive income deferred tax liability	(3,235)	(7,548)

Net deferred tax liabilities	$(147,779)	$(132,516)

As of December 31, 2023, the Company had net operating loss carry forwards of approximately $235.4 million for federal tax purposes and $1.0 million (tax effected) for state tax purposes. The majority of the federal net operating loss carry forwards were generated in 2020 and can be carried forward indefinitely, and the state net operating loss carry forwards will expire at various times from 2026 to 2043. There is a $0.5 million valuation allowance for net operating losses in California that expire between 2034 and 2042 and a $0.1 million valuation allowance for net operating losses in Georgia that expire between 2032 and 2040. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The open tax years for federal and state tax purposes are from 2006 to 2023.

It is the Company’s intention to reinvest undistributed earnings of their wholly-owned foreign operations and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of December 31, 2023 and 2022 was estimated to have a fair value of approximately $90.3 million and $83.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company's outstanding balance on its Investments in sales-type leases as of December 31, 2023 and 2022 was estimated to have a fair value of approximately $8.7 million and $6.4 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2023 and 2022 was estimated to have a fair value of approximately $1,598.5 million and $1,540.2 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of December 31, 2023 and 2022, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of December 31, 2023 and December 31, 2022 was $16.5 million and $34.8 million, respectively, each representing an asset and reflected within other assets on the Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(23.4) million and $(7.8) million during the years ended December 31, 2023 and 2022, respectively, from derivative investments.

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

	Total Losses
	Years Ended December 31,
	2023	2022
	(in thousands)
Equipment held for lease	$4,083	$21,771
Equipment held for sale	315	78
Total	$4,398	$21,849

Write-downs of equipment to their estimated fair values totaled $4.4 million for the year ended December 31, 2023, primarily reflecting an adjustment of the carrying value of five engines and two airframes. As of December 31, 2023, included within equipment held for lease and equipment held for sale was $31.9 million in remaining book value of 15 assets which were previously written down.

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

There were no anti-dilutive shares excluded in the computations of diluted weighted average earnings per common share for the years ended December 31, 2023 and 2022.

The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income attributable to common shareholders	$40,372	$2,105

Basic weighted average common shares outstanding	6,305	6,071
Potentially dilutive common shares	176	226
Diluted weighted average common shares outstanding	6,481	6,297

Basic weighted average earnings per common share	$6.40	$0.35
Diluted weighted average earnings per common share	$6.23	$0.33

11. Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require the Company’s performance in the event of demands by third parties or contingent events. As of December 31, 2023, the Company had $459.7 million in purchase commitments of equipment that will be satisfied within three fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction.

In December 2020, the Company entered into definitive agreements for the purchase of 21 modern technology aircraft engines. As part of the purchase, the Company has committed to certain future overhaul and maintenance services which are anticipated to range between $74.5 million and $102.3 million by 2030.

12. Equity

Common Stock Repurchase

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. During 2023, no shares were repurchased. During 2022, the Company repurchased 154,215 shares of common stock for approximately $5.2 million under the plan, at a weighted average price of $33.98 per share. At December 31, 2023, approximately $39.6 million was available to purchase shares under the plan.

Redeemable Preferred Stock

In October 2016, the Company sold and issued to Development Bank of Japan Inc. (“DBJ”) an aggregate of 1,000,000 shares of the Company’s Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting investor fees were $19.8 million.

In September 2017, the Company sold and issued to DBJ an aggregate of 1,500,000 shares of the Company’s Series A-2 Preferred Stock, $0.01 par value per share (the “Series A-2 Preferred Stock”) at a purchase price of $20.00 per share. The net proceeds to the Company after deducting issuance costs were $29.7 million.

The rights and privileges of the Preferred Stock are described below:

Voting Rights: Holders of the Preferred Stock do not have general voting rights.

Dividends: The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrue quarterly dividends at the rate per annum of 8.5% per share thereafter. The Company’s Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2023 and 2022, the Company paid total dividends of $3.2 million and $3.3 million on the Series A-1 and Series A-2 Preferred Stock, respectively.

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

13. Stock-Based Compensation Plans

The components of stock compensation expense were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
2023 Stock Incentive Plan	$14,667	$13,401
Employee Stock Purchase Plan	135	150
Total Stock Compensation Expense	$14,802	$13,551

The significant stock compensation plans are described below.

The 2023 Incentive Stock Plan (the “2023 Plan”) amended and restated the prior 2021 Incentive Stock Plan. The 2023 Plan authorized 1,750,000 shares for issuance, plus the number of shares remaining for issuance under the prior stock plan and any future forfeited awards under the prior plan. Stock-based compensation is in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and two years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant-date fair value of the award tranche that is actually vested at that date.

As of December 31, 2023, the Company has granted 1,591,800 RSAs under the 2023 Plan and has 2,052,796 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2023 Plan for the years ended December 31, 2023 and 2022:

	Number Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	560,608	$36.30
Shares granted	330,400	32.44
Shares forfeited	—	—
Shares vested	(395,060)	38.09
Balance as of December 31, 2022	495,948	$32.30
Shares granted	335,100	56.06
Shares forfeited	(7,665)	42.99
Shares vested	(357,527)	31.34
Balance as of December 31, 2023	465,856	$49.95

At December 31, 2023, the stock compensation expense related to the RSAs that will be recognized over the average remaining vesting period of approximately one year totaled $18.5 million. At December 31, 2023, the intrinsic value of unvested RSAs was $22.8 million.

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Full-time employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2023 and 2022, 9,832 and 19,789 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

14. Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the U.S. In 2023, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $22,500 (or $30,000 for employees at least 50 years of age). The Company matches 50% of employee contributions and was capped at $11,250 per employee (or $15,000 for employees at least 50 years of age) in 2023. The Company match totaled $0.9 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively.

15. Related Party Transactions

Joint Ventures

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $2.4 million and $2.0 million during the years ended December 31, 2023 and 2022, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2023, WMES sold an engine to the Company for $22.3 million, and the Company sold two engines to WMES for $28.8 million. During 2022, the Company sold two engines to WMES for $12.6 million.

During 2022, the Company subleased a WMES engine to a third party, with WMES as the head lessor. Under ASC 842, the Company recognized a ROU asset of $4.9 million and a lease liability of $4.9 million for this lease during the year ended December 31, 2022.

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

During 2023, the Company paid approximately $44,000 of expenses payable to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

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

The Company evaluates the performance and allocation of resources of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies. The Company’s CODM is Austin Willis, Chief Executive Officer.

The following tables present a summary of the reportable segments (in thousands):

For the year ended December 31, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$213,138	$—	$—	$213,138
Maintenance reserve revenue	133,668	—	—	133,668
Spare parts and equipment sales	476	19,883	—	20,359
Interest income	8,721	—	—	8,721
Gain on sale of leased equipment	10,581	—	—	10,581
Other revenue	31,610	689	(211)	32,088
Total revenue	398,194	20,572	(211)	418,555

Expenses:
Depreciation and amortization expense	90,834	91	—	90,925
Cost of spare parts and equipment sales	56	15,151	—	15,207
Write-down of equipment	4,398	—	—	4,398
General and administrative	139,867	4,921	—	144,788
Technical expense	20,220	—	—	20,220
Net finance costs:
Interest expense	78,795	—	—	78,795
Total finance costs	78,795	—	—	78,795
Total expenses	334,170	20,163	—	354,333
Income from operations	$64,024	$409	$(211)	$64,222

For the Year ended December 31, 2022	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$162,571	$—	$—	$162,571
Maintenance reserve revenue	83,424	—	—	83,424
Spare parts and equipment sales	1,595	25,414	—	27,009
Interest income	7,579	—	—	7,579
Gain on sale of leased equipment	3,133	—	—	3,133
Gain on sale of financial assets	3,116	—	—	3,116
Other revenue	24,607	673	(185)	25,095
Total revenue	286,025	26,087	(185)	311,927

Expenses:
Depreciation and amortization expense	88,124	136	—	88,260
Cost of spare parts and equipment sales	96	20,737	—	20,833
Write-down of equipment	21,849	—	—	21,849
General and administrative	87,996	4,534	—	92,530
Technical expense	14,415	—	—	14,415
Net finance costs:
Interest expense	66,743	—	—	66,743
Gain on debt extinguishment	(2,558)	—	—	(2,558)
Total finance costs	64,185	—	—	64,185
Total expenses	276,665	25,407	—	302,072
Income from operations	$9,360	$680	$(185)	$9,855

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of December 31, 2023	$2,602,907	$49,437	$—	$2,652,344
Total assets as of December 31, 2022	$2,530,130	$45,087	$—	$2,575,217

17. Subsequent Events

On January 31, 2024, the Company detected unauthorized activity on portions of its information technology (IT) systems. WLFC believes it has fully contained the unauthorized activity and continues to operate and service customers. However, the investigation to assess the complete nature, scope, and impact of the incident, including what data has been exfiltrated or otherwise impacted, remains ongoing.

Effective March 8, 2024, in accordance with Amendment No. 4, the Company’s credit facility was reduced from $708.0 million to $658.2 million following the novation of the final WEST VII asset.

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Cumulative Effect Due to Adoption of New Accounting Standard	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2022
Accounts receivable, allowance for doubtful accounts	$1,154	$—	$837	$(480)	$1,511
Deferred tax valuation allowance	$518	$—	$18	$—	$536
Year Ended December 31, 2023
Accounts receivable, allowance for doubtful accounts and credit losses	$1,511	$20	$824	$(44)	$2,311
Notes receivable, allowance for credit losses	$—	$58	$11	$—	$69
Investments in sales-type leases, allowance for credit losses	$—	$6	$3	$—	$9
Deferred tax valuation allowance	$536	$—	$442	$—	$978

Deductions in allowance for doubtful accounts and credit losses represent uncollectible accounts written off, net of recoveries.