Form 10-Q
period 2024-03-31
WILLIS LEASE FINANCE CORP
filed 2024-05-03
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 1, 2024 was 6,572,511.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, and the potential impact of the current high interest rate and inflationary environment on the Company’s business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, this quarterly report on Form 10-Q for the three months ended March 31, 2024, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$7,622	$7,071
Restricted cash	86,620	160,958
Equipment held for operating lease, less accumulated depreciation of $592,272 and $594,293 at March 31, 2024 and December 31, 2023, respectively	2,130,327	2,112,837
Maintenance rights	9,180	9,180
Equipment held for sale	2,856	805
Receivables, net of allowances of $2,621 and $2,311 at March 31, 2024 and December 31, 2023, respectively	61,881	58,485
Spare parts inventory	85,165	40,954
Investments	60,299	58,044
Property, equipment & furnishings, less accumulated depreciation of $19,890 and $19,374 at March 31, 2024 and December 31, 2023, respectively	35,531	37,160
Intangible assets, net	1,034	1,040
Notes receivable, net of allowances of $111 and $69 at March 31, 2024 and December 31, 2023, respectively	97,859	92,621
Investments in sales-type leases, net of allowances of $8 and $9 at March 31, 2024 and December 31, 2023, respectively	33,013	8,759
Other assets	63,075	64,430
Total assets (1)	$2,674,462	$2,652,344

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$103,348	$52,937
Deferred income taxes	156,030	147,779
Debt obligations	1,735,570	1,802,881
Maintenance reserves	99,529	92,497
Security deposits	26,525	23,790
Unearned revenue	41,687	43,533
Total liabilities (2)	2,162,689	2,163,417

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at March 31, 2024 and December 31, 2023, respectively)	49,976	49,964

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 6,859 and 6,849 shares issued at March 31, 2024 and December 31, 2023, respectively)	69	68
Paid-in capital in excess of par	33,657	29,667
Retained earnings	417,738	397,781
Accumulated other comprehensive income, net of income tax expense of $2,954 and $3,276 at March 31, 2024 and December 31, 2023, respectively	10,333	11,447
Total shareholders’ equity	461,797	438,963
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,674,462	$2,652,344

_____________________________
(1)Total assets at March 31, 2024 and December 31, 2023, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $86,620 and $160,958; Equipment $1,500,893 and $1,518,050; Maintenance Rights $7,806 and $7,806; Notes receivable $90,756 and $91,960; Investments in sales-type leases $28,143 and $3,564; and Other assets $14,444 and $13,339 (each respectively).
(2)Total liabilities at March 31, 2024 and December 31, 2023, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,386,738 and $1,411,680, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023
REVENUE
Lease rent revenue	$52,881	$53,220
Maintenance reserve revenue	43,870	23,498
Spare parts and equipment sales	3,288	5,052
Interest revenue	2,269	2,046
Gain (loss) on sale of leased equipment	9,201	(133)
Maintenance services revenue	5,227	4,659
Other revenue	2,347	1,193
Total revenue	119,083	89,535

EXPENSES
Depreciation and amortization expense	22,486	22,549
Cost of spare parts and equipment sales	2,705	4,499
Cost of maintenance services	5,574	3,927
Write-down of equipment	261	—
General and administrative	29,581	27,831
Technical expense	8,255	4,342
Net finance costs:
Interest expense	23,003	18,389
Total net finance costs	23,003	18,389
Total expenses	91,865	81,537

Income from operations	27,218	7,998
Income (loss) from joint ventures	2,674	(1,161)
Income before income taxes	29,892	6,837
Income tax expense	9,023	2,443
Net income	20,869	4,394
Preferred stock dividends	900	801
Accretion of preferred stock issuance costs	12	21
Net income attributable to common shareholders	$19,957	$3,572

Basic weighted average income per common share	$3.12	$0.58
Diluted weighted average income per common share	$3.00	$0.55

Basic weighted average common shares outstanding	6,387	6,123
Diluted weighted average common shares outstanding	6,659	6,456
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$20,869	$4,394
Other comprehensive income (loss):
Currency translation adjustment	(344)	102
Unrealized loss on derivative instruments	(1,017)	(6,664)
Unrealized loss on derivative instruments at joint venture	(75)	(234)
Net loss recognized in other comprehensive income	(1,436)	(6,796)
Tax benefit related to items of other comprehensive income	(322)	(1,495)
Other comprehensive loss	(1,114)	(5,301)
Total comprehensive income (loss)	$19,755	$(907)

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months ended March 31, 2024 and 2023
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2023	2,500	$49,964	6,849	$68	$29,667	$397,781	$11,447	$438,963
Net income	—	—	—	—	—	20,869	—	20,869
Net unrealized loss from currency translation adjustment, net of tax benefit of $77	—	—	—	—	—	—	(267)	(267)
Net unrealized loss from derivative instruments, net of tax benefit of $245	—	—	—	—	—	—	(847)	(847)
Shares issued under stock compensation plans	—	—	10	1	177	—	—	178
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,813	—	—	3,813
Accretion of preferred shares issuance costs	—	12	—	—	—	(12)	—	(12)
Preferred stock dividends ($0.36 per share)	—	—	—	—	—	(900)	—	(900)
Balances at March 31, 2024	2,500	$49,976	6,859	$69	$33,657	$417,738	$10,333	$461,797

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
Net income	—	—	—	—	—	4,394	—	4,394
Net unrealized gain from currency translation adjustment, net of tax benefit of $21	—	—	—	—	—	—	81	81
Net unrealized loss from derivative instruments, net of tax expense of $(1,516)	—	—	—	—	—	—	(5,382)	(5,382)
Shares issued under stock compensation plans	—	—	6	—	177	—	—	177
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(2)	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,937	—	—	2,937
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(801)	—	(801)
Cumulative effect due to adoption of new accounting standard	—	$—	—	$—	$—	$(84)	$—	(84)
Balances at March 31, 2023	2,500	$49,910	6,619	$66	$23,500	$360,981	$21,442	$405,989

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$20,869	$4,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,486	22,549
Write-down of equipment	261	—
Stock-based compensation expense	3,813	2,937
Accretion of deferred costs and note discounts	2,309	1,327
Allowances and provisions	352	173
(Gain) loss on sale of leased equipment	(9,201)	133
Payments received on sales-type leases	617	301
(Income) loss from joint ventures	(2,674)	1,161
Deferred income taxes	8,573	2,081
Changes in assets and liabilities:
Receivables	(3,707)	(6,688)
Inventory	(44,098)	1,543
Other assets	131	(4,345)
Accounts payable and accrued expenses	52,175	7,612
Maintenance reserves	7,032	10,165
Security deposits	2,735	1,149
Unearned revenue	(1,846)	7,379
Net cash provided by operating activities	59,827	51,871

Cash flows from investing activities:
Proceeds from sale of equipment (net of selling expenses)	4,711	7,582
Issuance of notes receivable	(6,899)	(15,397)
Payments received on notes receivable	1,619	792
Purchase of equipment held for operating lease and for sale	(62,790)	(55,686)
Purchase of property, equipment and furnishings	(405)	(1,573)
Net cash used in investing activities	(63,764)	(64,282)

Cash flows from financing activities:
Proceeds from debt obligations	69,980	42,000
Debt issuance costs	(240)	—
Principal payments on debt obligations	(138,848)	(53,458)
Proceeds from shares issued under stock compensation plans	178	177
Preferred stock dividends	(920)	(819)
Net cash used in financing activities	(69,850)	(12,100)

Decrease in cash, cash equivalents and restricted cash	(73,787)	(24,511)
Cash, cash equivalents and restricted cash at beginning of period	168,029	89,016
Cash, cash equivalents and restricted cash at end of period	$94,242	$64,505

Supplemental disclosures of cash flow information:
Net cash paid for (refund received):
Interest	$22,905	$23,128
Income Taxes	$(644)	$179

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$24,870	$—
Transfers from Equipment held for operating lease to Other assets	$—	$1,089
Transfers from Equipment held for operating lease to Spare parts inventory	$113	$127
Transfers from Equipment held for operating lease to Equipment held for sale	$2,100	$—
Accretion of preferred stock issuance costs	$12	$21
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2024.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2023 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Income, Statements of Comprehensive Income, Statements of Redeemable Preferred Stock and Shareholders’ Equity, and Statements of Cash Flows for such interim periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported total revenue, income from operations, or net income. The following is a summary of the changes to the presentation in the Condensed Consolidated Statements of Income for the three months ended March 31, 2023:

•Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services. In prior years, these revenues were included in Other revenue. For the three months ended March 31, 2023, the reclassification resulted in an increase of $4.7 million in Maintenance services revenues and a decrease of $4.7 million in Other revenue.

•Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services. In prior years, these expenses were predominately included in General and administrative expense. For the three months ended March 31, 2023, the reclassification resulted in a net increase of $3.9 million in Cost of maintenance services, a decrease of $5.4 million in General and administrative expense, and a net increase in Technical expense of $1.5 million.

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and take into account the economic implications of the current high interest rate and inflationary environment on the Company’s critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowances for doubtful accounts and credit losses, inventory, deferred in-substance fixed payment use fees included in Unearned revenue on the Condensed Consolidated Balance Sheets, and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the current high interest rate and inflationary environment, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

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

(c)   Risks and Uncertainties

Given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact on the Company’s business and financial position. The ultimate extent of the effects of the current high interest rate and inflationary environment on the Company will depend on future developments, and such effects could exist for an extended period of time.

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

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”), the purpose of which is to update and simplify disclosure requirements. The effective dates of the ASU will depend, in part, on whether an entity is already subject to the current disclosure requirements of the SEC. For such entities and those that must “file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer,” the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years after the date of such removal. Entities must apply the amended content to financial statements issued after the ASU’s effective date. For each of the Codification subtopics that the Company is already subject to, the Company expects to adopt the accounting standard update on each of the removal dates of the related disclosure requirements. The Company is currently evaluating the potential effects on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this accounting standard update for the year ended December 31, 2025 and is currently evaluating the potential effects on the consolidated financial statements.

2. Equipment Held for Operating Lease and Notes Receivable
As of March 31, 2024, the Company had $2,130.3 million of equipment held in our operating lease portfolio, $97.9 million of notes receivable, $9.2 million of maintenance rights, and $33.0 million of investments in sales-type leases, which represented 337 engines, 14 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2023, the Company had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel, and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	March 31, 2024			December 31, 2023
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,532,312	$(566,338)	$1,965,974	$2,535,148	$(569,596)	$1,965,552
Aircraft and airframes	175,921	(22,432)	153,489	157,616	(21,409)	136,207
Marine vessel	14,366	(3,502)	10,864	14,366	(3,288)	11,078
	$2,722,599	$(592,272)	$2,130,327	$2,707,130	$(594,293)	$2,112,837
Notes Receivable and Investments in Sales-Type Leases
During the three months ended March 31, 2024 and 2023, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $2.3 million and $2.0 million, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 7.1% to 12.2% as of March 31, 2024 and 7.1% to 12.2% as of March 31, 2023.
3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of March 31, 2024, WMES owned a lease portfolio, inclusive of 40 engines and four aircraft with a net book value of $221.1 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of March 31, 2024, CASC Willis owned a lease portfolio of four engines with a net book value of $39.2 million.

As of March 31, 2024	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2023	$40,047	$17,997	$58,044
Earnings from joint ventures	2,616	58	2,674
Foreign currency translation adjustment	—	(344)	(344)
Other comprehensive loss from joint ventures	(75)	—	(75)
Investment in joint ventures as of March 31, 2024	$42,588	$17,711	$60,299

“Other revenue” on the Condensed Consolidated Statements of Income includes $1.4 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively, consisting of management fees related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2023, WMES sold an engine to the Company for $22.3 million.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended March 31,
	2024	2023
	(in thousands)
Revenue	$18,926	$10,878
Expenses	13,762	11,165
WMES net income (loss)	$5,164	$(287)

	March 31, 2024	December 31, 2023
	(in thousands)
Total assets	$241,784	$236,732
Total liabilities	150,491	150,604
Total WMES net equity	$91,293	$86,128

The difference between the Company’s investment in WMES and 50% of total WMES net equity, as well as the difference between the Company’s income from WMES and 50% of total WMES net income or loss, is primarily attributable to the recognition of deferred gains, which are related to engines sold by WMES to the Company, and prior to the adoption of ASU 2017-05, related to engines sold by the Company to WMES.

4.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.00% and 1.38% on $218.8 million and $71.2 million, respectively, at March 31, 2024, secured by engines. The facility has a committed amount of $658.2 million at March 31, 2024, of which $158.2 million revolves until the maturity date of June 2024, and $500.0 million revolves until the maturity date of June 2025.	$290,000	$353,000
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines	396,931	406,894
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines	250,544	252,986
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines	34,831	35,142
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines	11,781	12,361
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	236,642	240,371
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	32,966	33,485
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	10,043	10,695
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	209,079	212,157
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	28,602	29,024
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	171,760	175,705
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	23,062	23,592
Note payable at a fixed rate of interest of 5.00%, maturing in February 2033, secured by an engine	20,980	—
Note payable at a fixed rate of interest of 4.59%, maturing in November 2032, secured by an engine	22,483	22,610
Note payable at a fixed rate of interest of 4.23%, maturing in June 2032, secured by an engine	17,780	17,802
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	707	1,235
	1,758,191	1,827,059
Less: unamortized debt issuance costs and note discounts	(22,621)	(24,178)
Total debt obligations	$1,735,570	$1,802,881

One-month term SOFR was 5.33% and 5.38% as of March 31, 2024 and December 31, 2023, respectively.

As it relates to the $21.0 million, $22.5 million, and $17.8 million notes payable resulting from failed sale-leaseback transactions that are secured by engines, the Company has options to repurchase the engines in March 2032 for $18.4 million, January 2032 for $17.7 million, and July 2031 for $17.0 million, respectively.

Principal outstanding at March 31, 2024 is expected to be repayable as follows:

Year	(in thousands)
2024	$54,432
2025	361,641
2026	270,873
2027	193,282
2028	239,395
Thereafter	638,568
Total	$1,758,191

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at March 31, 2024.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $290.0 million and $353.0 million of variable rate borrowings at March 31, 2024 and December 31, 2023, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of March 31, 2024, the Company had three interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two which matured during the three months ended March 31, 2024 and two with remaining terms of 22 months as of March 31, 2024. One interest rate swap agreement was entered into during 2019, which has a notional outstanding amount of $100.0 million with a remaining term of three months as of March 31, 2024. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

As it relates to the two fixed-rate interest swap agreements that matured during the three months ended March 31, 2024, the impact was a reduction to Interest expense, in the Company’s Consolidated Statements of Income of approximately $0.2 million for the year ended December 31, 2023 and an increase to Interest expense of approximately $0.1 million in the Company’s Condensed Consolidated Statements of Income for the quarter ended March 31, 2024.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended March 31, 2024.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique. Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation. Management believes it has applied assumptions consistently during the period. The Company applies hedge accounting and accounts for the change in fair value of its cash flow hedges through other comprehensive income for all derivative instruments that are effective and for which the related forecasted transaction is probable of occurring.

The net fair values of the interest rate swaps as of March 31, 2024 and December 31, 2023 were $15.2 million and $16.5 million, respectively, each representing an asset and reflected within Other assets in the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(3.1) million and $(5.4) million during the three months ended March 31, 2024 and 2023, respectively.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Three months ended March 31,
	2024	2023
	(in thousands)
Interest rate contracts	$(1,017)	$(6,664)
Total	$(1,017)	$(6,664)

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

Counterparty Credit Risk

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The counterparties for the interest rate swaps are large financial institutions that possess investment grade credit ratings. Based on these ratings, the Company believes that the counterparties are credit-worthy and that their continuing performance under the hedging agreements is probable and does not require the counterparties to provide collateral or other security to the Company.
6.  Income Taxes

Income tax expense for the three months ended March 31, 2024 and March 31, 2023 was $9.0 million and $2.4 million, respectively. The effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was 30.2% and 35.7%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of March 31, 2024 and December 31, 2023 was estimated to have a fair value of approximately $83.2 million and $90.3 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of March 31, 2024 and December 31, 2023 was estimated to have a fair value of approximately $32.9 million and $8.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2024 and December 31, 2023 was estimated to have a fair value of approximately $1,509.2 million and $1,598.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of March 31, 2024 and December 31, 2023, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair values of the interest rate swaps as of March 31, 2024 and December 31, 2023 were $15.2 million and $16.5 million, respectively, each representing an asset. The Company recorded an adjustment to interest expense of $(3.1) million and $(5.4) million during the three months ended March 31, 2024 and 2023, respectively, from derivative instruments.

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

	Total Losses
	Three months ended March 31,
	2024	2023
	(in thousands)
Equipment held for lease	$261	$—
Total	$261	$—

Write-downs of equipment to their estimated fair values totaled $0.3 million for the three months ended March 31, 2024, reflecting the adjustment of the carrying value of one airframe.

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

There were no anti-dilutive shares for the three months ended March 31, 2024 and March 31, 2023.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Net income attributable to common shareholders	$19,957	$3,572

Basic weighted average common shares outstanding	6,387	6,123
Potentially dilutive common shares	272	333
Diluted weighted average common shares outstanding	6,659	6,456

Basic weighted average income per common share	$3.12	$0.58
Diluted weighted average income per common share	$3.00	$0.55
9. Equity

Common Stock Repurchase

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2024 and 2023.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrue at the rate per annum of 8.5% per share thereafter. The Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the three months ended March 31, 2024 and 2023, the Company paid total dividends of $0.9 million and $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.

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

10.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
2023 Incentive Stock Plan	$3,799	$2,890
Employee Stock Purchase Plan	14	47
Total Stock Compensation Expense	$3,813	$2,937

Under the 2023 Incentive Stock Plan (the “2023 Plan”), stock-based compensation is in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and two years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of March 31, 2024, the Company had granted 1,596,800 RSAs under the 2023 Plan and had 2,048,712 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the three months ended March 31, 2024:

Shares
Balance of unvested shares as of December 31, 2023	465,856
Shares granted	5,000
Shares forfeited	(916)
Shares vested	—
Balance of unvested shares as of March 31, 2024	469,940

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the three months ended March 31, 2024 and 2023, 5,532 and 5,506 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies. The Company’s Chief Operating Decision Maker is Austin Willis, Chief Executive Officer.

The following tables present a summary of the reportable segments (in thousands):

Three months ended March 31, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$52,881	$—	$—	$52,881
Maintenance reserve revenue	43,870	—	—	43,870
Spare parts and equipment sales	84	3,204	—	3,288
Interest revenue	2,269	—	—	2,269
Gain on sale of leased equipment	9,201	—	—	9,201
Maintenance services revenue	5,227	—	—	5,227
Other revenue	2,144	241	(38)	2,347
Total revenue	115,676	3,445	(38)	119,083

Expenses:
Depreciation and amortization expense	22,468	18	—	22,486
Cost of spare parts and equipment sales	9	2,696	—	2,705
Cost of maintenance services	5,574	—	—	5,574
Write-down of equipment	261	—	—	261
General and administrative	28,186	1,395	—	29,581
Technical expense	8,255	—	—	8,255
Net finance costs:
Interest expense	23,003	—	—	23,003
Total finance costs	23,003	—	—	23,003
Total expenses	87,756	4,109	—	91,865
Income (loss) from operations	$27,920	$(664)	$(38)	$27,218

Three months ended March 31, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$53,220	$—	$—	$53,220
Maintenance reserve revenue	23,498	—	—	23,498
Spare parts and equipment sales	55	4,997	—	5,052
Interest revenue	2,046	—	—	2,046
Loss on sale of leased equipment	(133)	—	—	(133)
Maintenance services revenue	4,659	—	—	4,659
Other revenue	1,129	98	(34)	1,193
Total revenue	84,474	5,095	(34)	89,535

Expenses:
Depreciation and amortization expense	22,517	32	—	22,549
Cost of spare parts and equipment sales	8	4,491	—	4,499
Cost of maintenance services	3,927	—	—	3,927
General and administrative	26,791	1,040	—	27,831
Technical expense	4,342	—	—	4,342
Net finance costs:
Interest expense	18,389	—	—	18,389
Total finance costs	18,389	—	—	18,389
Total expenses	75,974	5,563	—	81,537
Income (loss) from operations	$8,500	$(468)	$(34)	$7,998

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2024	$2,583,678	$90,784	$—	$2,674,462
Total assets as of December 31, 2023	$2,602,907	$49,437	$—	$2,652,344
12. Related Party Transactions

Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $1.4 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively, related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2023, WMES sold one engine to the Company for $22.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the current high interest rate and inflationary environment on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2024, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of March 31, 2024, we had 75 lessees in 39 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2024, we had $2,130.3 million of equipment held in our operating lease portfolio, $97.9 million of notes receivable, $9.2 million of maintenance rights, and $33.0 million of investments in sales-type leases, which represented 337 engines, 14 aircraft, one marine vessel, and other leased parts and equipment. As of March 31, 2024, we also managed 216 engines, aircraft and related equipment on behalf of other parties.

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

Risks and Uncertainties

Given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment, we will continue to evaluate the nature and extent of the impact to the Company’s business and financial position. The ultimate extent of the current high interest rate and inflationary environment on the Company will depend on future developments, and such effects could exist for an extended period of time.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.

Results of Operations
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Revenue is summarized as follows:

	Three months ended March 31,
	2024	2023	% Change
	(dollars in thousands)
Lease rent revenue	$52,881	$53,220	(0.6)%
Maintenance reserve revenue	43,870	23,498	86.7%
Spare parts and equipment sales	3,288	5,052	(34.9)%
Interest revenue	2,269	2,046	10.9%
Gain (loss) on sale of leased equipment	9,201	(133)	nm
Maintenance services revenue	5,227	4,659	12.2%
Other revenue	2,347	1,193	96.7%
Total revenue	$119,083	$89,535	33.0%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue decreased by $0.3 million, or 0.6%, to $52.9 million in the three months ended March 31, 2024 from $53.2 million for the three months ended March 31, 2023. The slight decrease is primarily due to a decrease in utilization compared to that of the prior period. During the three months ended March 31, 2024, we purchased equipment (including capitalized costs) totaling $62.8 million, which consisted of two aircraft and four engines and other parts and equipment purchased for our lease portfolio. During the three months ended March 31, 2023, we purchased equipment (including capitalized costs) totaling $55.7 million, which consisted of five engines and other parts and equipment purchased for our lease portfolio.

Two customers accounted for more than 10% of total lease rent revenue during each of the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, the Company had $2,130.3 million of equipment held in our operating lease portfolio, $97.9 million of notes receivable, $9.2 million of maintenance rights, and $33.0 million of investments in sales-type leases. At March 31, 2023, the Company had $2,141.8 million of equipment held in our operating lease portfolio, $96.0 million of notes receivable, $14.6 million of maintenance rights, and $6.1 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 84% and 86% for the three months ended March 31, 2024 and 2023, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $20.4 million, or 86.7%, to $43.9 million for the three months ended March 31, 2024 from $23.5 million for the three months ended March 31, 2023. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. There was $6.3 million long-term maintenance revenue recognized for the three months ended March 31, 2024, compared to no long-term maintenance revenue recognized in the comparable prior period. Engines on lease with “non-reimbursable” usage fees generated $37.6 million of short-term maintenance revenues, compared to $23.5 million in the comparable prior period. As of March 31, 2024, there was $26.7 million of deferred in-substance fixed payment use fees included in Unearned revenue, compared to $13.7 million in the comparable prior period. During the three months ended March 31, 2024, our balance of deferred in-substance fixed payment use fees decreased by approximately $1.7 million from the balance for the year ended December 31, 2023. These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $1.8 million, or 34.9%, to $3.3 million for the three months ended March 31, 2024 compared to $5.1 million for the three months ended March 31, 2023. The decrease in spare parts sales for the three months ended March 31, 2024 reflects variations in the timing of sales. There were no equipment sales for the three months ended March 31, 2024 and 2023.

Interest Revenue. Interest revenue increased by $0.2 million, or 10.9%, to $2.3 million for the three months ended March 31, 2024 from $2.0 million in 2023.

Gain (Loss) on Sale of Leased Equipment. During the three months ended March 31, 2024, we sold eight engines from the lease portfolio for a net gain of $9.2 million. During the three months ended March 31, 2023, we sold two engines from the lease portfolio for a net loss of $(0.1) million.
Maintenance Services Revenue. Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services. Maintenance services revenue increased by $0.6 million, or 12.2%, to $5.2 million for the three months ended March 31, 2024, from $4.7 million for the three months ended March 31, 2023. The increase primarily reflects an increase in service fee revenue and revenue related to the management of fixed base operator services.
Other Revenue. Other revenue increased by $1.2 million, or 96.7%, to $2.3 million for the three months ended March 31, 2024 from $1.2 million for the three months ended March 31, 2023. Other revenue consists primarily of managed service fee revenue and other discrete revenue items. The increase primarily reflects increased managed service fee revenue.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.1 million, or 0.3%, to $22.5 million for the three months ended March 31, 2024 compared to $22.5 million for the three months ended March 31, 2023.
Cost of Spare Parts and Equipment Sales. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services. Cost of spare parts and equipment sales decreased by $1.8 million, or 39.9%, to $2.7 million for the three months ended March 31, 2024 compared to $4.5 million for the three months ended March 31, 2023, reflecting the decline in spare part sales. There were no equipment or cost of equipment sales for the three months ended March 31, 2024 and 2023.
Cost of Maintenance Services. Cost of maintenance services increased by $1.6 million, or 41.9%, to $5.6 million for the three months ended March 31, 2024, compared to $3.9 million for the three months ended March 31, 2023. The increase is primarily related to a $1.1 million increase in personnel costs, as a result of expansion of our aircraft tear down and repair services.
Write-down of Equipment. Write-down of equipment was $0.3 million for the three months ended March 31, 2024, reflecting the write-down of one airframe. There was no write-down of equipment for the three months ended March 31, 2023.
General and Administrative Expenses. General and administrative expenses increased by $1.8 million, or 6.3%, to $29.6 million for the three months ended March 31, 2024 compared to $27.8 million for the three months ended March 31, 2023. The increase primarily reflects a $3.4 million increase in personnel costs and a $0.5 million increase in outside services costs, partly offset by a $1.8 million decrease in other taxes.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $3.9 million to $8.3 million for the three months ended March 31, 2024 compared to $4.3 million for the three months ended March 31, 2023, primarily due to a higher level of engine repair activity and thrust rental fees, which is driven by increased activity in the industry.

Net Finance Costs. Net finance costs increased $4.6 million, or 25.1%, to $23.0 million for the three months ended March 31, 2024, compared to $18.4 million for the three months ended March 31, 2023, primarily due to an increase in short-term interest rates, which drive borrowing costs in our revolving credit facility, additional expenses associated with our WEST VII notes issuance which has a fixed interest rate of 8.0%, and the maturity of two fixed-rate interest swap agreements during the three months ended March 31, 2024. This increase was partially offset by derivative-related receipts of $3.1 million for the three ended March 31, 2024, as compared to $5.4 million for the three months ended March 31, 2023.

Income Tax Expense. Income tax expense was $9.0 million for the three months ended March 31, 2024 compared to income tax expense of $2.4 million for the three months ended March 31, 2023. The effective tax rate for the first quarter of 2024 was 30.2% compared to 35.7% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Financial Position, Liquidity and Capital Resources
Liquidity
At March 31, 2024, the Company had $7.6 million of cash and cash equivalents and $86.6 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $70.0 million and $42.0 million for the three months ended March 31, 2024 and 2023, respectively, was derived from our borrowing activities. In these same time periods, $138.8 million and $53.5 million, respectively, was used to pay down related debt.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.
Cash Flows Discussion
Cash flows provided by operating activities were $59.8 million and $51.9 million for the three months ended March 31, 2024 and 2023, respectively. The $8.0 million, or 15.3%, increase in operating cash flows was primarily driven by a 86.7% increase in maintenance reserve revenue, reflecting increased levels of usage fees resulting from high levels of travel and supply chain constraints. Additionally, changes in receivables contributed to $3.0 million of incremental operating cash flows as collections improved. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 82% and 84%, by book value, of our assets were on-lease as of March 31, 2024 and December 31, 2023, respectively. The average utilization rate (based on net book value) for the three months ended March 31, 2024 and 2023 was approximately 84% and 86%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $63.8 million for the three months ended March 31, 2024 and primarily reflected $62.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $6.9 million related to leases entered into which were classified as notes receivable under ASC 842, partly offset by proceeds from sale of equipment (net of selling expenses) of $4.7 million. Cash flows used in investing activities were $64.3 million for the three months ended March 31, 2023 and primarily reflected $55.7 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period), and $15.4 million related to leases which were classified as notes receivable under ASC 842, offset by proceeds from sale of equipment (net of selling expenses) of $7.6 million.
Cash flows used in financing activities were $69.9 million for the three months ended March 31, 2024 and primarily reflected $138.8 million in principal payments, partially offset by $70.0 million in proceeds from debt obligations. Cash flows used in financing activities were $12.1 million for the three months ended March 31, 2023 and primarily reflected $53.5 million in principal payments, partially offset by $42.0 million in proceeds from debt obligations.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrue at the rate per annum of 8.5% per share thereafter. The Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the three months ended March 31, 2024 and 2023, the Company paid total dividends of $0.9 million and $0.8 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At March 31, 2024, debt obligations consisted of loans totaling $1,735.6 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.3%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2024, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2024, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V, WEST VI, and WEST VII indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2024:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,758,191	$72,338	$629,036	$424,422	$632,395
Interest payments under debt obligations	345,225	95,355	138,314	88,238	23,318
Purchase obligations	445,185	86,123	359,062	—	—
Operating lease obligations	7,728	3,336	2,967	906	519
Total	$2,556,329	$257,152	$1,129,379	$513,566	$656,232

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing eight additional new LEAP-1B engines and 18 additional new LEAP-1A engines for $445.2 million by 2027. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In December 2020, we entered into definitive agreements for the purchase of 25 modern technology aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $88.5 million and $121.5 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2024 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2024, $290.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $0.1 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the three months ended March 31, 2024 and 2023, 69% and 63%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s Section 16 officers or directors informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Charles Willis, Executive Chairman	September 6, 2023	Rule 10b5-1 Trading Arrangement	Up to 50,000 shares to be sold (3)	March 4, 2024 (4)	N/A	February 9, 2024

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(3) Charles Willis’s trading plan provides for the sale of up to 50,000 shares of the Company’s common stock, subject to price and volume limits.
(4) The arrangement also provides for automatic termination in the event of completion of all sales contemplated under the trading arrangement, Charles Willis’s death or legal incapacity, written notice from Charles Willis of termination of the trading arrangement, determination by the broker that the trading arrangement has been terminated or that a breach by Charles Willis has occurred, or upon the broker’s exercise of its termination rights under the trading arrangement.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 3, 2024

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)