Form 10-Q
period 2024-06-30
WILLIS LEASE FINANCE CORP
filed 2024-08-02
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2024 was 6,575,511.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, and the potential impact of the current high interest rate and inflationary environment on the Company’s business, operating results and financial condition. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, this quarterly report on Form 10-Q for the three and six months ended June 30, 2024, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$5,044	$7,071
Restricted cash	142,869	160,958
Equipment held for operating lease, less accumulated depreciation of $604,522 and $594,293 at June 30, 2024 and December 31, 2023, respectively	2,317,903	2,112,837
Maintenance rights	25,469	9,180
Equipment held for sale	8,058	805
Receivables, net of allowances of $2,210 and $2,311 at June 30, 2024 and December 31, 2023, respectively	54,095	58,485
Spare parts inventory	81,913	40,954
Investments	63,765	58,044
Property, equipment & furnishings, less accumulated depreciation of $20,755 and $19,374 at June 30, 2024 and December 31, 2023, respectively	35,968	37,160
Intangible assets, net	5,428	1,040
Notes receivable, net of allowances of $128 and $69 at June 30, 2024 and December 31, 2023, respectively	115,488	92,621
Investments in sales-type leases, net of allowances of $6 and $9 at June 30, 2024 and December 31, 2023, respectively	6,179	8,759
Other assets	59,477	64,430
Total assets (1)	$2,921,656	$2,652,344

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$89,161	$52,937
Deferred income taxes	169,933	147,779
Debt obligations	1,946,761	1,802,881
Maintenance reserves	104,724	92,497
Security deposits	28,936	23,790
Unearned revenue	39,735	43,533
Total liabilities (2)	2,379,250	2,163,417

Redeemable preferred stock ($0.01 par value, 2,500 shares authorized; 2,500 shares issued at June 30, 2024 and December 31, 2023, respectively)	49,988	49,964

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 7,139 and 6,849 shares issued at June 30, 2024 and December 31, 2023, respectively)	71	68
Paid-in capital in excess of par	31,683	29,667
Retained earnings	452,263	397,781
Accumulated other comprehensive income, net of income tax expense of $2,394 and $3,276 at June 30, 2024 and December 31, 2023, respectively	8,401	11,447
Total shareholders’ equity	492,418	438,963
Total liabilities, redeemable preferred stock and shareholders’ equity	$2,921,656	$2,652,344

_____________________________
(1)Total assets at June 30, 2024 and December 31, 2023, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $142,869 and $160,958; Equipment $1,663,580 and $1,518,050; Maintenance Rights $6,814 and $7,806; Notes receivable $89,307 and $91,960; Investments in sales-type leases $1,641 and $3,564; and Other assets $11,339 and $13,339 (each respectively).
(2)Total liabilities at June 30, 2024 and December 31, 2023, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,475,971 and $1,411,680, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUE
Lease rent revenue	$55,866	$54,416	$108,747	$107,636
Maintenance reserve revenue	62,897	35,415	106,767	58,913
Spare parts and equipment sales	6,186	4,550	9,474	9,602
Interest revenue	2,284	2,258	4,553	4,304
Gain on sale of leased equipment	14,428	4,461	23,629	4,328
Maintenance services revenue	6,781	5,849	12,008	10,508
Other revenue	2,678	2,047	5,025	3,240
Total revenue	151,120	108,996	270,203	198,531

EXPENSES
Depreciation and amortization expense	22,167	22,494	44,653	45,043
Cost of spare parts and equipment sales	5,437	3,058	8,142	7,557
Cost of maintenance services	5,671	4,843	11,245	8,770
Write-down of equipment	—	1,671	261	1,671
General and administrative	34,687	31,727	64,268	59,558
Technical expense	4,518	6,676	12,773	11,018
Net finance costs:
Interest expense	24,562	19,085	47,565	37,474
Total net finance costs	24,562	19,085	47,565	37,474
Total expenses	97,042	89,554	188,907	171,091

Income from operations	54,078	19,442	81,296	27,440
Income (loss) from joint ventures	3,825	(474)	6,499	(1,635)
Income before income taxes	57,903	18,968	87,795	25,805
Income tax expense	15,317	5,152	24,340	7,595
Net income	42,586	13,816	63,455	18,210
Preferred stock dividends	910	811	1,810	1,612
Accretion of preferred stock issuance costs	12	21	24	42
Net income attributable to common shareholders	$41,664	$12,984	$61,621	$16,556

Basic weighted average income per common share	$6.34	$2.04	$9.51	$2.65
Diluted weighted average income per common share	$6.21	$2.02	$9.22	$2.57

Basic weighted average common shares outstanding	6,570	6,354	6,479	6,239
Diluted weighted average common shares outstanding	6,714	6,442	6,687	6,449
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$42,586	$13,816	$63,455	$18,210
Other comprehensive income:
Currency translation adjustment	(214)	(797)	(558)	(695)
Unrealized (loss) gain on derivative instruments	(2,380)	645	(3,396)	(6,020)
Unrealized (loss) gain on derivative instruments at joint venture	(145)	90	(220)	(143)
Net loss recognized in other comprehensive income	(2,739)	(62)	(4,174)	(6,858)
Tax benefit related to items of other comprehensive income	(614)	(14)	(936)	(1,509)
Other comprehensive loss	(2,125)	(48)	(3,238)	(5,349)
Total comprehensive income	$40,461	$13,768	$60,217	$12,861

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at March 31, 2024	2,500	$49,976	6,859	$69	$33,657	$417,738	$10,333	$461,797
Net income	—	—	—	—	—	42,586	—	42,586
Net unrealized loss from currency translation adjustment, net of tax benefit of $48	—	—	—	—	—	—	(166)	(166)
Net unrealized loss from derivative instruments, net of tax benefit of $566	—	—	—	—	—	—	(1,766)	(1,766)
Shares issued under stock compensation plans	—	—	280	2	(4)	—	—	(2)
Cancellation of restricted stock in satisfaction of withholding tax	—	—	—	—	(6,119)	—	—	(6,119)
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,149	—	—	4,149
Accretion of preferred shares issuance costs	—	12	—	—	—	(12)	—	(12)
Common stock cash dividends paid ($1.00 per share)	—	—	—	—	—	(7,139)	—	(7,139)
Preferred stock dividends ($0.36 per share)	—	—	—	—	—	(910)	—	(910)
Balances at June 30, 2024	2,500	$49,988	7,139	$71	$31,683	$452,263	$8,401	$492,418

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at March 31, 2023	2,500	$49,910	6,619	$66	$23,500	$360,981	$21,442	$405,989
Net income	—	—	—	—	—	13,816	—	13,816
Net unrealized loss from currency translation adjustment, net of tax benefit of $175	—	—	—	—	—	—	(622)	(622)
Net unrealized gain from derivative instruments, net of tax expense of $161	—	—	—	—	—	—	574	574
Shares issued under stock compensation plans	—	—	326	3	(3)	—	—	—
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(100)	(1)	(5,619)	—	—	(5,620)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,862	—	—	3,862
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.32 per share)	—	—	—	—	—	(811)	—	(811)
Balances at June 30, 2023	2,500	$49,931	6,845	$68	$21,740	$373,965	$21,394	$417,167

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Six months ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2023	2,500	$49,964	6,849	$68	$29,667	$397,781	$11,447	$438,963
Net income	—	—	—	—	—	63,455	—	63,455
Net unrealized loss from currency translation adjustment, net of tax benefit of $125	—	—	—	—	—	—	(433)	(433)
Net unrealized loss from derivative instruments, net of tax benefit of $811	—	—	—	—	—	—	(2,613)	(2,613)
Shares issued under stock compensation plans	—	—	290	3	173	—	—	176
Cancellation of restricted stock in satisfaction of withholding tax	—	—	—	—	(6,119)	—	—	(6,119)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,962	—	—	7,962
Accretion of preferred shares issuance costs	—	24	—	—	—	(24)	—	(24)
Common stock cash dividends paid ($1.00 per share)	—	—	—	—	—	(7,139)	—	(7,139)
Preferred stock dividends ($0.72 per share)	—	—	—	—	—	(1,810)	—	(1,810)
Balances at June 30, 2024	2,500	$49,988	7,139	$71	$31,683	$452,263	$8,401	$492,418

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
Net income	—	—	—	—	—	18,210	—	18,210
Net unrealized loss from currency translation adjustment, net of tax benefit of $154	—	—	—	—	—	—	(541)	(541)
Net unrealized loss from derivative instruments, net of tax benefit of $1,355	—	—	—	—	—	—	(4,808)	(4,808)
Shares issued under stock compensation plans	—	—	332	3	174	—	—	177
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(102)	(1)	(5,619)	—	—	(5,620)
Stock-based compensation expense, net of forfeitures	—	—	—	—	6,799	—	—	6,799
Accretion of preferred shares issuance costs	—	42	—	—	—	(42)	—	(42)
Preferred stock dividends ($0.64 per share)	—	—	—	—	—	(1,612)	—	(1,612)
Cumulative effect due to adoption of new accounting standard	—	—	—	—	—	(84)	—	(84)
Balances at June 30, 2023	2,500	$49,931	6,845	$68	$21,740	$373,965	$21,394	$417,167

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$63,455	$18,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,653	45,043
Payments received on sales-type leases	27,453	608
Gain on sale of leased equipment	(23,629)	(4,328)
Stock-based compensation expense	7,962	6,799
(Income) loss from joint ventures	(6,499)	1,635
Accretion of deferred costs and note discounts	4,925	2,724
Amortization of contract asset	258	—
Write-down of equipment	261	1,671
Allowances and provisions	(45)	296
Gain on insurance proceeds	(73)	(761)
Deferred income taxes	23,090	6,876
Changes in assets and liabilities:
Receivables	4,491	(10,608)
Inventory	(40,734)	(2,925)
Other assets	649	(3,428)
Accounts payable and accrued expenses	8,831	6,613
Maintenance reserves	13,157	15,219
Security deposits	5,146	2,038
Unearned revenue	(3,698)	12,805
Net cash provided by operating activities	129,653	98,487

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(321,577)	(111,447)
Proceeds from sale of equipment (net of selling expenses)	69,967	23,434
Issuance of notes receivable	(26,699)	(15,397)
Payments received on notes receivable	3,773	1,717
Purchase of property, equipment and furnishings	(1,707)	(3,540)
Insurance proceeds received on property, equipment and furnishings	1,235	—
Insurance proceeds received on equipment	—	2,189
Net cash used in investing activities	(275,008)	(103,044)

Cash flows from financing activities:
Proceeds from debt obligations	357,229	109,000
Principal payments on debt obligations	(211,331)	(131,383)
Common stock cash dividends paid	(7,139)	—
Cancellation of restricted stock units in satisfaction of withholding tax	(6,119)	(5,620)
Debt issuance costs	(5,757)	—
Preferred stock dividends	(1,820)	(1,621)
Proceeds from shares issued under stock compensation plans	176	177
Net cash provided by (used in) financing activities	125,239	(29,447)

Decrease in cash, cash equivalents and restricted cash	(20,116)	(34,004)
Cash, cash equivalents and restricted cash at beginning of period	168,029	89,016
Cash, cash equivalents and restricted cash at end of period	$147,913	$55,012

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$47,160	$47,221
Income Taxes	$5,779	$316

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$24,870	$—

Transfers from Equipment held for operating lease to Equipment held for sale	$12,874	$1,746
Transfers from Equipment held for operating lease to Spare parts inventory	$225	$261
Accretion of preferred stock issuance costs	$24	$42
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2024.

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

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported total revenue, income from operations, or net income. The following is a summary of the changes to the presentation in the Condensed Consolidated Statements of Income for the six months ended June 30, 2023:

•Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services. In prior years, these revenues were included in Other revenue. For the three months ended June 30, 2023, the reclassification resulted in an increase of $5.8 million in Maintenance services revenues and a decrease of $5.8 million in Other revenue. For the six months ended June 30, 2023, the reclassification resulted in an increase of $10.5 million in Maintenance services revenues and a decrease of $10.5 million in Other revenue.

•Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services. In prior years, these expenses were predominately included in General and administrative expense. For the three months ended June 30, 2023, the reclassification resulted in a net increase of $4.8 million in Cost of maintenance services, a decrease of $6.6 million in General and administrative expense, and a net increase in Technical expense of $1.8 million. For the six months ended June 30, 2023, the reclassification resulted in a net increase of $8.8 million in Cost of maintenance services, a decrease of $12.1 million in General and administrative expense, and a net increase in Technical expense of $3.3 million.

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

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements To Be Adopted by the Company

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” The amendments in this ASU apply to the formation of a joint venture, and under this ASU, a joint venture formation is the creation of a new reporting entity that would trigger a new basis of accounting. This ASU requires net assets contributed to the joint venture in a formation transaction to be measured at fair value at the formation date. The amendments in this ASU are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025, with early adoption permitted. Joint ventures formed on or after the effective date of ASU 2023-05 will be required to apply the new guidance prospectively. Joint ventures formed before the ASU’s effective date are permitted to apply the new guidance (1) retrospectively if they have “sufficient information” to do so or (2) prospectively if financial statements have not yet been issued (or made available for issuance). The Company expects to adopt this accounting standard update effective January 1, 2025 and is currently evaluating the potential effects on the consolidated financial statements.

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
2. Equipment Held for Operating Lease and Notes Receivable
As of June 30, 2024, the Company had $2,317.9 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, $25.5 million of maintenance rights, and $6.2 million of investments in sales-type leases, which represented 344 engines, 12 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2023, the Company had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel, and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	June 30, 2024			December 31, 2023
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,763,631	$(591,694)	$2,171,937	$2,535,148	$(569,596)	$1,965,552
Aircraft and airframes	144,427	(9,112)	135,315	157,616	(21,409)	136,207
Marine vessel	14,367	(3,716)	10,651	14,366	(3,288)	11,078
	$2,922,425	$(604,522)	$2,317,903	$2,707,130	$(594,293)	$2,112,837
Notes Receivable and Investments in Sales-Type Leases
During the three months ended June 30, 2024 and 2023, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $2.3 million, each respectively, and $4.6 million and $4.3 million during the six months ended June 30, 2024 and 2023, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 7.1% to 12.2% as of June 30, 2024 and 2023.
3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”) for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of June 30, 2024, WMES owned a lease portfolio, inclusive of 47 engines and one aircraft with a net book value of $299.6 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of June 30, 2024, CASC Willis owned a lease portfolio of four engines with a net book value of $38.6 million.

As of June 30, 2024	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2023	$40,047	$17,997	$58,044
Earnings from joint ventures	6,386	113	6,499
Foreign currency translation adjustment	—	(558)	(558)
Other comprehensive loss from joint ventures	(220)	—	(220)
Investment in joint ventures as of June 30, 2024	$46,213	$17,552	$63,765

“Other revenue” on the Condensed Consolidated Statements of Income includes $1.3 million and $0.6 million during the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $1.1 million during the six months ended June 30, 2024 and 2023, respectively, consisting of management fees related to the servicing of engines for the WMES lease portfolio.

During the six months ended June 30, 2024, the Company sold three engines to WMES for $44.7 million. During the six months ended June 30, 2023, WMES sold one engine to the Company for $22.3 million, and the Company sold one engine to WMES for $15.5 million.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$22,223	$10,972	$41,149	$21,850
Expenses	14,751	11,387	28,512	22,552
WMES net income (loss)	$7,472	$(415)	$12,637	$(702)

	June 30, 2024	December 31, 2023
	(in thousands)
Total assets	$310,149	$236,732
Total liabilities	211,384	150,604
Total WMES net equity	$98,765	$86,128

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

4.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.10%, secured by engines, airframes, and loan assets. The facility has a committed amount of $500.0 million at June 30, 2024, which revolves until the maturity date of June 2025.	$412,155	$353,000
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	390,682	406,894
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	248,147	252,986
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	34,469	35,142
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	11,186	12,361
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	233,041	240,371
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	32,464	33,485
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	9,399	10,695
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	206,002	212,157
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	28,181	29,024
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	168,276	175,705
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	22,594	23,592
Willis Warehouse Facility LLC (“WWFL”) credit facility at a floating rate of interest of one-month term SOFR, plus 2.25%, maturing in May 2029, secured by engines, airframes, and loan assets	115,160	—
Note payable at a fixed rate of interest of 5.00%, maturing in February 2033, secured by an engine	20,914	—
Note payable at a fixed rate of interest of 4.59%, maturing in November 2032, secured by an engine	22,355	22,610
Note payable at a fixed rate of interest of 4.23%, maturing in June 2032, secured by an engine	17,757	17,802
Note payable at a fixed rate of interest of 3.18%, maturing in July 2024, secured by an aircraft	175	1,235
	1,972,957	1,827,059
Less: unamortized debt issuance costs and note discounts	(26,196)	(24,178)
Total debt obligations	$1,946,761	$1,802,881

The Company plans to extend the maturity date of its credit facility that matures in June 2025 prior to this date through an amendment to the credit agreement. One-month term SOFR was 5.33% and 5.38% as of June 30, 2024 and December 31, 2023, respectively.

In May 2024, WWFL, a wholly-owned subsidiary of the Company, entered into a secured credit agreement. The credit agreement provides for a five-year non-recourse, senior secured warehouse credit facility with an availability period of two years and an initial committed amount of up to $500.0 million.

As it relates to the $20.9 million, $22.4 million, and $17.8 million notes payable resulting from failed sale-leaseback transactions that are secured by engines, the Company has options to repurchase the engines in March 2032 for $18.4 million, January 2032 for $17.7 million, and July 2031 for $17.0 million, respectively.

Principal outstanding at June 30, 2024 is expected to be repayable as follows:

Year	(in thousands)
2024	$36,005
2025	483,844
2026	270,922
2027	193,331
2028	239,289
Thereafter	749,566
Total	$1,972,957

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt/equity ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at June 30, 2024.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $527.3 million and $353.0 million of variable rate borrowings at June 30, 2024 and December 31, 2023, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of June 30, 2024, the Company had two interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two which matured during the six months ended June 30, 2024 and two with remaining terms of 19 months as of June 30, 2024. One interest rate swap agreement was entered into during 2019, having a notional amount of $100.0 million, which matured during the six months ended June 30, 2024. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended June 30, 2024.

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

The net fair values of the interest rate swaps as of June 30, 2024 and December 31, 2023 were $13.1 million and $16.5 million, respectively, each representing an asset and reflected within Other assets in the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(3.1) million and $(5.7) million during the three months ended June 30, 2024 and 2023, respectively, and $(6.2) million and $(11.1) million during the six months ended June 30, 2024 and 2023, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Interest rate contracts	$(2,380)	$645	$(3,396)	$(6,020)
Total	$(2,380)	$645	$(3,396)	$(6,020)

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
6.  Income Taxes

Income tax expense for the three and six months ended June 30, 2024 was $15.3 million and $24.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 26.5% and 27.7%, respectively. Income tax expense for the three and six months ended June 30, 2023 was $5.2 million and $7.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2023 was 27.2% and 29.4%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of June 30, 2024 and December 31, 2023 was estimated to have a fair value of approximately $94.9 million and $90.3 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of June 30, 2024 and December 31, 2023 was estimated to have a fair value of approximately $6.1 million and $8.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2024 and December 31, 2023 was estimated to have a fair value of approximately $1,740.1 million and $1,598.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of June 30, 2024 and December 31, 2023, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair values of the interest rate swaps as of June 30, 2024 and December 31, 2023 were $13.1 million and $16.5 million, respectively, each representing an asset. The Company recorded an adjustment to interest expense of $(3.1) million and $(5.7) million during the three months ended June 30, 2024 and 2023, respectively, and $(6.2) million and $(11.1) million during the six months ended June 30, 2024 and 2023, respectively, from derivative instruments.

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

	Total Losses
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Equipment held for lease	$—	$1,621	$261	$1,621
Equipment held for sale	—	50	—	50
Total	$—	$1,671	$261	$1,671

Write-downs of equipment to their estimated fair values totaled $0.3 million for the six months ended June 30, 2024, reflecting the adjustment of the carrying value of one airframe.

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

There were approximately 3,000 anti-dilutive weighted shares excluded from the computation of diluted weighted average income per common share for the three and six months ended June 30, 2024. There were no anti-dilutive shares for the three and six months ended June 30, 2023.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$41,664	$12,984	$61,621	$16,556

Basic weighted average common shares outstanding	6,570	6,354	6,479	6,239
Potentially dilutive common shares	144	88	208	210
Diluted weighted average common shares outstanding	6,714	6,442	6,687	6,449

Basic weighted average income per common share	$6.34	$2.04	$9.51	$2.65
Diluted weighted average income per common share	$6.21	$2.02	$9.22	$2.57
9. Equity

Common Stock Repurchase

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the six months ended June 30, 2024 and 2023.

Redeemable Preferred Stock

Dividends: The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrue at the rate per annum of 8.5% per share thereafter. The Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the six months ended June 30, 2024 and 2023, the Company paid total dividends of $1.8 million and $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.

Redemption: The Preferred Stock has no stated maturity date, however the holders of the Preferred Stock have the option to require the Company to redeem all or any portion of the Preferred Stock for cash upon occurrence of any significant changes in operating results, ownership structure, or liquidity events as defined in the Preferred Stock purchase agreements. The redemption price is $20.00 per share plus dividends accrued but not paid. The Company is accreting the Preferred Stock to redemption value over the period from the date of issuance to the date first callable by the Preferred Stockholders (September 2024 for both of the Series A-1 Preferred Stock and Series A-2 Preferred Stock, as a result of the First Amendment to Second Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock dated as of September 26, 2023), such that the carrying amounts of the securities will equal the redemption amounts at the earliest redemption dates.

10.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
2023 Incentive Stock Plan	$4,139	$3,824	$7,938	$6,714
Employee Stock Purchase Plan	10	38	24	85
Total Stock Compensation Expense	$4,149	$3,862	$7,962	$6,799

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

As of June 30, 2024, the Company had granted 2,001,980 RSAs under the 2023 Plan and had 1,643,532 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the six months ended June 30, 2024:

Shares
Balance of unvested shares as of December 31, 2023	465,856
Shares granted	410,180
Shares forfeited	(916)
Shares vested	(308,983)
Balance of unvested shares as of June 30, 2024	566,137

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the six months ended June 30, 2024 and 2023, 5,532 and 5,506 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The Company’s Chief Operating Decision Maker (“CODM”) is Austin Willis, Chief Executive Officer. The CODM evaluates the performance of and allocation of resources to each of the segments based on income or loss from operations. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments (in thousands):

Three months ended June 30, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$55,866	$—	$—	$55,866
Maintenance reserve revenue	62,897	—	—	62,897
Spare parts and equipment sales	209	5,977	—	6,186
Interest revenue	2,284	—	—	2,284
Gain on sale of leased equipment	14,428	—	—	14,428
Maintenance services revenue	6,781	—	—	6,781
Other revenue	2,598	139	(59)	2,678
Total revenue	145,063	6,116	(59)	151,120

Expenses:
Depreciation and amortization expense	22,148	19	—	22,167
Cost of spare parts and equipment sales	21	5,416	—	5,437
Cost of maintenance services	5,671	—	—	5,671
General and administrative	34,035	652	—	34,687
Technical expense	4,518	—	—	4,518
Net finance costs:				—
Interest expense	24,562	—	—	24,562
Total finance costs	24,562	—	—	24,562
Total expenses	90,955	6,087	—	97,042
Income from operations	$54,108	$29	$(59)	$54,078

Three months ended June 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$54,416	$—	$—	$54,416
Maintenance reserve revenue	35,415	—	—	35,415
Spare parts and equipment sales	254	4,296	—	4,550
Interest revenue	2,258	—	—	2,258
Gain on sale of leased equipment	4,461	—	—	4,461
Maintenance services revenue	5,849	—	—	5,849
Other revenue	1,888	228	(69)	2,047
Total revenue	104,541	4,524	(69)	108,996

Expenses:
Depreciation and amortization expense	22,472	22	—	22,494
Cost of spare parts and equipment sales	43	3,015	—	3,058
Cost of maintenance services	4,843	—	—	4,843
Write-down of equipment	1,671	—	—	1,671
General and administrative	30,706	1,021	—	31,727
Technical expense	6,676	—	—	6,676
Net finance costs:
Interest expense	19,085	—	—	19,085
Total finance costs	19,085	—	—	19,085
Total expenses	85,496	4,058	—	89,554
Income from operations	$19,045	$466	$(69)	$19,442

Six months ended June 30, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$108,747	$—	$—	$108,747
Maintenance reserve revenue	106,767	—	—	106,767
Spare parts and equipment sales	293	9,181	—	9,474
Interest revenue	4,553	—	—	4,553
Gain on sale of leased equipment	23,629	—	—	23,629
Maintenance services revenue	12,008	—	—	12,008
Other revenue	4,742	380	(97)	5,025
Total revenue	260,739	9,561	(97)	270,203

Expenses:
Depreciation and amortization expense	44,616	37	—	44,653
Cost of spare parts and equipment sales	30	8,112	—	8,142
Cost of maintenance services	11,245	—	—	11,245
Write-down of equipment	261	—	—	261
General and administrative	62,221	2,047	—	64,268
Technical expense	12,773	—	—	12,773
Net finance costs:
Interest expense	47,565	—	—	47,565
Total finance costs	47,565	—	—	47,565
Total expenses	178,711	10,196	—	188,907
Income (loss) from operations	$82,028	$(635)	$(97)	$81,296

Six months ended June 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$107,636	$—	$—	$107,636
Maintenance reserve revenue	58,913	—	—	58,913
Spare parts and equipment sales	309	9,293	—	9,602
Interest revenue	4,304	—	—	4,304
Gain on sale of leased equipment	4,328	—	—	4,328
Maintenance services revenue	10,508	—	—	10,508
Other revenue	3,017	326	(103)	3,240
Total revenue	189,015	9,619	(103)	198,531

Expenses:
Depreciation and amortization expense	44,989	54	—	45,043
Cost of spare parts and equipment sales	51	7,506	—	7,557
Cost of maintenance services	8,770	—	—	8,770
Write-down of equipment	1,671	—	—	1,671
General and administrative	57,496	2,062	—	59,558
Technical expense	11,018	—	—	11,018
Net finance costs:
Interest expense	37,474	—	—	37,474
Total finance costs	37,474	—	—	37,474
Total expenses	161,469	9,622	—	171,091
Income (loss) from operations	$27,546	$(3)	$(103)	$27,440

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2024	$2,836,303	$85,353	$—	$2,921,656
Total assets as of December 31, 2023	$2,602,907	$49,437	$—	$2,652,344
12. Related Party Transactions

Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $1.3 million and $0.6 million during the three months ended June 30, 2024 and 2023, and $2.7 million and $1.1 million during the six months ended June 30, 2024 and 2023, respectively, related to the servicing of engines for the WMES lease portfolio.

During the six months ended June 30, 2024, the Company sold three engines to WMES for $44.7 million, which resulted in a net gain of $12.0 million for the Company. During the six months ended June 30, 2023, WMES sold one engine to the Company for $22.3 million, and the Company sold one engine to WMES for $15.5 million, which resulted in a net gain of $2.8 million for the Company.

Other

During the six months ended June 30, 2024, the Company paid approximately $66 thousand expense to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

13. Subsequent Events
On July 29, 2024, the Willis Lease Finance Corporation Board of Directors declared the Company’s first regular quarterly dividend of $0.25 per share of common stock outstanding. The dividend is expected to be paid on August 21, 2024, to shareholders of record at the close of business on August 12, 2024.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2024, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of June 30, 2024, we had 70 lessees in 35 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2024, we had $2,317.9 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, $25.5 million of maintenance rights, and $6.2 million of investments in sales-type leases, which represented 344 engines, 12 aircraft, one marine vessel, and other leased parts and equipment. As of June 30, 2024, we also managed 222 engines, aircraft and related equipment on behalf of other parties.

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

Recent Developments

On April 3, 2024, the Board of Directors, upon the recommendation of its independent members, appointed Colm Barrington to serve on the Board of Directors as an independent director. Mr. Barrington’s appointment to the Board of Directors became effective on that same date. Mr. Barrington replaced Robert Keady, whose resignation was accepted and became effective on April 1, 2024.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.

Results of Operations
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Revenue is summarized as follows:

	Three months ended June 30,
	2024	2023	% Change
	(dollars in thousands)
Lease rent revenue	$55,866	$54,416	2.7%
Maintenance reserve revenue	62,897	35,415	77.6%
Spare parts and equipment sales	6,186	4,550	36.0%
Interest revenue	2,284	2,258	1.2%
Gain on sale of leased equipment	14,428	4,461	223.4%
Maintenance services revenue	6,781	5,849	15.9%
Other revenue	2,678	2,047	30.8%
Total revenue	$151,120	$108,996	38.6%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $1.5 million, or 2.7%, to $55.9 million in the three months ended June 30, 2024 from $54.4 million for the three months ended June 30, 2023. The increase is due to an increase in the number of engines acquired and placed on lease as compared to that of the prior year period as well as an increase in the average lease rate factor. During the three months ended June 30, 2024, we purchased equipment (including capitalized costs) totaling $258.8 million, which consisted of three aircraft, 11 engines, and other parts and equipment purchased for our lease portfolio. During the three months ended June 30, 2023, we purchased equipment (including capitalized costs) totaling $55.8 million, which consisted of nine engines and other parts and equipment purchased for our lease portfolio.

The Company had one customer account for approximately 10% and 15% of total lease rent revenue during each of the three months ended June 30, 2024 and 2023, respectively.

At June 30, 2024, the Company had $2,317.9 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, $25.5 million of maintenance rights, and $6.2 million of investments in sales-type leases. At June 30, 2023, the Company had $2,161.7 million of equipment held in our operating lease portfolio, $95.0 million of notes receivable, $14.0 million of maintenance rights, and $5.8 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 83% and 84% for the three months ended June 30, 2024 and 2023, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $27.5 million, or 77.6%, to $62.9 million for the three months ended June 30, 2024 from $35.4 million for the three months ended June 30, 2023. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. There was $17.0 million long-term maintenance revenue recognized for the three months ended June 30, 2024, compared to $6.8 million long-term maintenance revenue recognized in the comparable prior period. Engines on lease with “non-reimbursable” usage fees generated $45.9 million of short-term maintenance revenues, compared to $28.6 million in the comparable prior period. As of June 30, 2024, there was $24.6 million of deferred in-substance fixed payment use fees included in Unearned revenue, compared to $19.8 million in the comparable prior period. During the three months ended June 30, 2024, our balance of deferred in-substance fixed payment use fees decreased by approximately $2.1 million from the balance for the quarter ended March 31, 2024. These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $1.6 million, or 36.0%, to $6.2 million for the three months ended June 30, 2024 compared to $4.6 million for the three months ended June 30, 2023. The increase in spare parts sales for the three months ended June 30, 2024 reflects variations in the timing of sales. There were no equipment sales for the three months ended June 30, 2024 and 2023.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2024, we sold seven engines, eight airframes, and other parts and equipment from the lease portfolio for a net gain of $14.4 million. During the three months ended June 30, 2023, we sold two engines and other parts and equipment from the lease portfolio for a net gain of $4.5 million.

Maintenance Services Revenue. Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services, such as refueling, maintenance, and hangar services. Maintenance services revenue increased by $0.9 million, or 15.9%, to $6.8 million for the three months ended June 30, 2024, from $5.8 million for the three months ended June 30, 2023. The increase primarily reflects an increase in service fee revenue and revenue related to the management of fixed base operator services.
Other Revenue. Other revenue increased by $0.6 million, or 30.8%, to $2.7 million for the three months ended June 30, 2024 from $2.0 million for the three months ended June 30, 2023. Other revenue consists primarily of managed service fee revenue and other discrete revenue items. The increase primarily reflects increased managed service fee revenue.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.3 million, or 1.5%, to $22.2 million for the three months ended June 30, 2024 compared to $22.5 million for the three months ended June 30, 2023.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $2.4 million, or 77.8%, to $5.4 million for the three months ended June 30, 2024 compared to $3.1 million for the three months ended June 30, 2023, reflecting the increase in spare part sales. There were no equipment or cost of equipment sales for the three months ended June 30, 2024 and 2023.
Cost of Maintenance Services. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services. Cost of maintenance services increased by $0.8 million, or 17.1%, to $5.7 million for the three months ended June 30, 2024, compared to $4.8 million for the three months ended June 30, 2023. The increase primarily reflects increased maintenance service fee revenue.
Write-down of Equipment. There was no write-down of equipment for the three months ended June 30, 2024. Write-down of equipment was $1.7 million for the three months ended June 30, 2023, reflecting the write-down of two engines.
General and Administrative Expenses. General and administrative expenses increased by $3.0 million, or 9.3%, to $34.7 million for the three months ended June 30, 2024 compared to $31.7 million for the three months ended June 30, 2023. The increase primarily reflects a $6.2 million increase in personnel costs, partially offset by a $1.1 million decrease in taxes and a decrease in outside service fees of $0.9 million.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $2.2 million to $4.5 million for the three months ended June 30, 2024 compared to $6.7 million for the three months ended June 30, 2023, primarily due to a lower level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased $5.5 million, or 28.7%, to $24.6 million for the three months ended June 30, 2024, compared to $19.1 million for the three months ended June 30, 2023, primarily due to a higher level of debt obligations, including increased borrowing costs associated with our WEST VII notes payable, which has a fixed interest rate of 8.0%, as compared to that of the Company’s other notes payable. Additionally, derivative-related receipts were $3.1 million for the three months ended June 30, 2024, as compared to $5.7 million for the three months ended June 30, 2023. These increases were offset by a decrease in interest expense associated with our credit facility that matures in June 2025 due to principal payments made and a decrease in the outstanding balance of the credit facility.

Income Tax Expense. Income tax expense was $15.3 million for the three months ended June 30, 2024 compared to income tax expense of $5.2 million for the three months ended June 30, 2023. The effective tax rate for the second quarter of 2024 was 26.5% compared to 27.2% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Revenue is summarized as follows:

	Six months ended June 30,
	2024	2023	% Change
	(dollars in thousands)
Lease rent revenue	$108,747	$107,636	1.0%
Maintenance reserve revenue	106,767	58,913	81.2%
Spare parts and equipment sales	9,474	9,602	(1.3)%
Interest revenue	4,553	4,304	5.8%
Gain on sale of leased equipment	23,629	4,328	446.0%
Maintenance services revenue	12,008	10,508	14.3%
Other revenue	5,025	3,240	55.1%
Total revenue	$270,203	$198,531	36.1%

Lease Rent Revenue. Lease rent revenue increased by $1.1 million, or 1.0%, to $108.7 million for the six months ended June 30, 2024, compared to $107.6 million for the six months ended June 30, 2023. The increase is due to an increase in the number of engines acquired and placed on lease as compared to that of the prior year period as well as an increase in the average lease rate factor. During the six months ended June 30, 2024, we purchased equipment (including capitalized costs) totaling $321.6 million, which consisted of five aircraft, 15 engines, and other parts and equipment purchased for our lease portfolio. During the six months ended June 30, 2023, we purchased equipment (including capitalized costs) totaling $111.4 million, which consisted of 14 engines and other parts and equipment purchased for our lease portfolio.
The Company had two customers account for approximately 11% and 11%, and 15% and 11%, of total lease rent revenue during the six months ended June 30, 2024 and 2023, respectively.
At June 30, 2024, the Company had $2,317.9 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, $25.5 million of maintenance rights, and $6.2 million of investments in sales-type leases. At June 30, 2023, the Company had $2,161.7 million of equipment held in our operating lease portfolio, $95.0 million of notes receivable, $14.0 million of maintenance rights, and $5.8 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 84% and 85% for the six months ended June 30, 2024 and 2023, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $47.9 million, or 81.2%, to $106.8 million for the six months ended June 30, 2024 from $58.9 million for the six months ended June 30, 2023. Long-term maintenance revenue was $23.3 million for the six months ended June 30, 2024 compared to $6.8 million in the prior year period. Engines out on lease with “non-reimbursable” usage fees generated $83.4 million of short-term maintenance revenues compared to $52.1 million in the comparable prior period. As of June 30, 2024, there was $24.6 million of deferred in-substance fixed payment use fees included in Unearned revenue, compared to $19.8 million in the comparable period. During the six months ended June 30, 2024, our balance of deferred in-substance fixed payment use fees decreased by approximately $3.8 million from the balance for the year ended December 31, 2023. These deferred in-substance fixed payment use fees represent portfolio utilization beyond the maintenance reserve revenues reflected in our Condensed Consolidated Statements of Income.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $0.1 million, or 1.3%, to $9.5 million for the six months ended June 30, 2024 compared to $9.6 million in the prior year period. The decrease in spare parts sales for the six months ended June 30, 2024 reflects variations in the timing of sales. There were no equipment sales during the six months ended June 30, 2024 and 2023.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2024, we sold 15 engines, eight airframes, and other parts and equipment from the lease portfolio for a net gain of $23.6 million. During the six months ended June 30, 2023, we sold four engines and other parts and equipment from the lease portfolio for a net gain of $4.3 million.
Maintenance Services Revenue. Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services. Maintenance services revenue increased by $1.5 million, or 14.3%, to $12.0 million for the six months ended June 30, 2024, from $10.5 million for the six months ended June 30, 2023. The increase primarily reflects an increase in service fee revenue and revenue related to the management of fixed base operator services.

Other Revenue. Other revenue increased by $1.8 million, or 55.1%, to $5.0 million for the six months ended June 30, 2024 from $3.2 million for the six months ended June 30, 2023. Other revenue consists primarily of managed service fee revenue and other discrete revenue items. The increase for the six months ended June 30, 2024 compared to the prior year period primarily reflects increased managed service revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.4 million, or 0.9%, to $44.7 million for the six months ended June 30, 2024 compared to $45.0 million for the six months ended June 30, 2023.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $0.6 million, or 7.7%, to $8.1 million for the six months ended June 30, 2024 compared to $7.6 million for the six months ended June 30, 2023. There were no equipment or cost of equipment sales for the six months ended June 30, 2024 and 2023.

Cost of Maintenance Services. Cost of maintenance services increased by $2.5 million, or 28.2%, to $11.2 million for the six months ended June 30, 2024, compared to $8.8 million for the six months ended June 30, 2023. The increase is primarily related to an increase in personnel costs, as a result of expansion of our aircraft tear down and repair services, as well as an increase in facility related costs.

Write-down of Equipment. Write-down of equipment was $0.3 million for the six months ended June 30, 2024, primarily reflecting the write-down of one airframe. Write-down of equipment was $1.7 million for the six months ended June 30, 2023, primarily reflecting the write-down of two engines.

General and Administrative Expenses. General and administrative expenses increased by $4.7 million, or 7.9%, to $64.3 million for the six months ended June 30, 2024 compared to $59.6 million for the six months ended June 30, 2023. The increase primarily reflects a $9.6 million increase in personnel costs, partially offset by a $2.9 million decrease in taxes and a $1.1 million decrease in professional fees.

Technical Expense. Technical expense increased by $1.8 million, or 15.9%, to $12.8 million for the six months ended June 30, 2024 compared to $11.0 million for the six months ended June 30, 2023, primarily due to a higher level of engine repair activity and thrust rental fees, which is driven by increased activity in the industry.

Net Finance Costs. Net finance costs increased by $10.1 million, or 26.9%, to $47.6 million for the six months ended June 30, 2024 compared to $37.5 million for the six months ended June 30, 2023, primarily due a higher level of debt obligations, including increased borrowing costs associated with our WEST VII notes payable, which has a fixed interest rate of 8.0%, as compared to that of the Company’s other notes payable. Additionally, derivative-related receipts were $6.2 million for the six months ended June 30, 2024, as compared to $11.1 million for the six months ended June 30, 2023. These increases were offset by a decrease in interest expense associated with our credit facility that matures in June 2025 due to principal payments made and a decrease in the outstanding balance of the credit facility.

Income Tax Expense. Income tax expense was $24.3 million for the six months ended June 30, 2024 compared to $7.6 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was 27.7% compared to 29.4% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code.
Financial Position, Liquidity and Capital Resources
Liquidity
At June 30, 2024, the Company had $5.0 million of cash and cash equivalents and $142.9 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $357.2 million and $109.0 million for the six months ended June 30, 2024 and 2023, respectively, was derived from our borrowing activities. In these same time periods, $211.3 million and $131.4 million, respectively, was used to pay down related debt.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion

Cash flows provided by operating activities were $129.7 million and $98.5 million for the six months ended June 30, 2024 and 2023, respectively. The $31.2 million, or 31.6%, increase in operating cash flows was primarily driven by a 81.2% increase in maintenance reserve revenue, reflecting increased levels of usage fees resulting from high levels of travel and supply chain constraints. Additionally, payments received on sales-type leases increased $26.8 million, and changes in receivables contributed to $15.1 million of incremental operating cash flows as collections improved. Partially offsetting these increases in operating cash flows was a period over period $37.8 million decline in cash flows from changes in inventory, reflecting investment in parts of high demand engine types. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 80% and 84%, by book value, of our assets were on-lease as of June 30, 2024 and December 31, 2023, respectively. The average utilization rate (based on net book value) for the six months ended June 30, 2024 and 2023 was approximately 84% and 85%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $275.0 million for the six months ended June 30, 2024 and primarily reflected $321.6 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $26.7 million related to leases entered into which were classified as notes receivable under ASC 842, partially offset by proceeds from sale of equipment (net of selling expenses) of $70.0 million. Cash flows used in investing activities were $103.0 million for the six months ended June 30, 2023 and primarily reflected $111.4 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $15.4 million related to leases entered into which were classified as notes receivable under ASC 842, partially offset by proceeds from sale of equipment (net of selling expenses) of $23.4 million.
Cash flows provided by financing activities were $125.2 million for the six months ended June 30, 2024 and primarily reflected $357.2 million in proceeds from debt obligations, partially offset by $211.3 million in principal payments and $7.1 million in cash dividends paid to common stock holders. Cash flows used in financing activities were $29.4 million for the six months ended June 30, 2023 and primarily reflected $131.4 million in principal payments, partially offset by $109.0 million in proceeds from debt obligations.
Cash Dividends
During the six months ended June 30, 2024, the Company paid cash dividends of $7.1 million to shareholders of common stock.
Preferred Stock Dividends
The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrue at the rate per annum of 8.5% per share thereafter. The Series A-2 Preferred Stock accrue quarterly dividends at the rate per annum of 6.5% per share. During each of the six months ended June 30, 2024 and 2023, the Company paid total dividends of $1.8 million and $1.6 million, respectively, on the Series A-1 and Series A-2 Preferred Stock.
Debt Obligations and Covenant Compliance
At June 30, 2024, debt obligations consisted of loans totaling $1,946.8 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.4%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2024, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2024, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and Willis Warehouse Facility LLC indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2024:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$1,972,957	$483,999	$335,657	$771,539	$381,762
Interest payments under debt obligations	372,217	111,688	145,882	100,018	14,629
Purchase obligations	475,260	183,804	291,456	—	—
Operating lease obligations	6,887	3,210	2,442	817	418
Total	$2,827,321	$782,701	$775,437	$872,374	$396,809

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing two additional Pratt & Whitney aircraft engines, seven additional new LEAP-1B engines, and 18 additional new LEAP-1A engines for an aggregate total of $475.3 million by 2027. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation. The Company continues to expect demand for LEAP-1B engines to increase as the 737 Max continues to be re-certified and aircraft (and their installed engines) that have been parked and in storage for more than one year begin the technical process of returning to service.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $88.5 million and $121.5 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2024 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2024, $527.3 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $3.3 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the six months ended June 30, 2024 and 2023, 70% and 66%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended June 30, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s Section 16 officers or directors informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408. On March 27, 2024, Brian Hole, President, adopted a Rule 10b5-1 trading arrangement, which became effective June 27, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1 for the sale of up to 13,258 shares of the Company’s common stock until June 27, 2025.

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Brian Hole, President	March 27, 2024	Rule 10b5-1 Trading Arrangement	Up to 13,258 shares to be sold (3)	June 27, 2025 (4)	N/A	N/A

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
(3) Brian Hole’s trading plan provides for the sale of up to 13,258 shares of the Company’s common stock, subject to price and volume limits.
(4) The arrangement also provides for automatic termination in the event of completion of all sales contemplated under the trading arrangement, Brian Hole’s death or legal incapacity, written notice from Brian Hole of termination of the trading arrangement, determination by the broker that the trading arrangement has been terminated or that a breach by Brian Hole has occurred, or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.
EXHIBITS

Exhibit Number	Description
10.1
Secured Credit Agreement, dated as of May 3, 2024, among Willis Warehouse Facility, LLC, as Borrower, Bank of Utah, as Security Trustee and Administrative Agent, Bank of America, N.A., as Facility Agent, and the Lenders party thereto.

10.2	Servicing Agreement, dated as of May 3, 2024, among Willis Warehouse Facility LLC, the Registrant, as Servicer, and each Serviced Group Member.
10.3	Security Agreement, dated as of May 3, 2024, among Willis Warehouse Facility, LLC as Borrower, Bank of Utah, as Security Trustee and the other Grantors party thereto.
10.4	Pledge Agreement, dated as of May 3, 2024, among Registrant, and Bank of Utah, as Security Trustee.
10.5	Contract to Purchase [*] Spare Engines and QEC Kits dated June 19, 2024 between International Aero Engines, LLC and Registrant.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 2, 2024

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)