Form 10-Q
period 2024-09-30
WILLIS LEASE FINANCE CORP
filed 2024-11-04
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2024 was 6,603,609.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	4

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023	6

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023	7

	Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023	8

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	10

	Notes to Condensed Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 5.	Other Information	36

Item 6.	Exhibits	37

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, the potential impact of the current high interest rate and inflationary environment on the Company’s business, operating results and financial condition, and the execution of our quarterly dividend and stock repurchase program. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in or projected by forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” “forecast” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, this quarterly report on Form 10-Q for the three and nine months ended September 30, 2024, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$5,791	$7,071
Restricted cash	99,333	160,958
Equipment held for operating lease, less accumulated depreciation of $603,667 and $594,293 at September 30, 2024 and December 31, 2023, respectively	2,435,583	2,112,837
Maintenance rights	31,506	9,180
Equipment held for sale	4,286	805
Receivables, net of allowances of $1,424 and $2,311 at September 30, 2024 and December 31, 2023, respectively	37,069	58,485
Spare parts inventory	74,089	40,954
Investments	61,891	58,044
Property, equipment & furnishings, less accumulated depreciation of $21,649 and $19,374 at September 30, 2024 and December 31, 2023, respectively	36,119	37,160
Intangible assets, net	4,177	1,040
Notes receivable, net of allowances of $187 and $69 at September 30, 2024 and December 31, 2023, respectively	175,358	92,621
Investments in sales-type leases, net of allowances of $23 and $9 at September 30, 2024 and December 31, 2023, respectively	23,204	8,759
Other assets	55,187	64,430
Total assets (1)	$3,043,593	$2,652,344

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$119,560	$52,937
Deferred income taxes	178,177	147,779
Debt obligations	1,990,455	1,802,881
Maintenance reserves	108,090	92,497
Security deposits	27,203	23,790
Unearned revenue	39,294	43,533
Total liabilities (2)	2,462,779	2,163,417

Redeemable preferred stock ($0.01 par value, 5,000 shares authorized; 3,250 and 2,500 shares issued at September 30, 2024 and December 31, 2023, respectively)	63,053	49,964

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 7,170 and 6,849 shares issued at September 30, 2024 and December 31, 2023, respectively)	72	68
Paid-in capital in excess of par	41,035	29,667
Retained earnings	473,609	397,781
Accumulated other comprehensive income, net of income tax expense of $846 and $3,276 at September 30, 2024 and December 31, 2023, respectively	3,045	11,447
Total shareholders’ equity	517,761	438,963
Total liabilities, redeemable preferred stock and shareholders’ equity	$3,043,593	$2,652,344

_____________________________
(1)Total assets at September 30, 2024 and December 31, 2023, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $99,333 and $160,958; Equipment $1,721,262 and $1,518,050; Maintenance Rights $13,080 and $7,806; Notes receivable $130,356 and $91,960; Investments in sales-type leases $19,004 and $3,564; and Other assets $15,335 and $13,339 (each respectively).
(2)Total liabilities at September 30, 2024 and December 31, 2023, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,528,696 and $1,411,680, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUE
Lease rent revenue	$64,905	$53,573	$173,652	$161,209
Maintenance reserve revenue	49,760	37,696	156,527	96,609
Spare parts and equipment sales	10,863	3,359	20,337	12,961
Interest revenue	3,412	2,106	7,965	6,409
Gain on sale of leased equipment	9,519	773	33,148	5,101
Maintenance services revenue	5,948	6,199	17,956	16,707
Other revenue	1,816	2,039	6,841	5,279
Total revenue	146,223	105,745	416,426	304,275

EXPENSES
Depreciation and amortization expense	23,650	23,088	68,303	68,131
Cost of spare parts and equipment sales	8,861	2,024	17,003	9,581
Cost of maintenance services	6,402	5,580	17,647	14,351
Write-down of equipment	605	719	866	2,390
General and administrative	40,037	26,545	104,305	86,103
Technical expense	5,151	8,739	17,924	19,755
Net finance costs:
Interest expense	27,813	19,052	75,378	56,526
Total net finance costs	27,813	19,052	75,378	56,526
Total expenses	112,519	85,747	301,426	256,837

Income from operations	33,704	19,998	115,000	47,438
Income (loss) from joint ventures	756	346	7,255	(1,289)
Income before income taxes	34,460	20,344	122,255	46,149
Income tax expense	10,364	5,726	34,704	13,321
Net income	24,096	14,618	87,551	32,828
Preferred stock dividends	948	819	2,758	2,431
Accretion of preferred stock issuance costs	15	21	39	63
Net income attributable to common shareholders	$23,133	$13,778	$84,754	$30,334

Basic weighted average income per common share	$3.51	$2.16	$13.01	$4.83
Diluted weighted average income per common share	$3.37	$2.13	$12.57	$4.70

Basic weighted average common shares outstanding	6,582	6,365	6,513	6,282
Diluted weighted average common shares outstanding	6,859	6,466	6,745	6,454
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$24,096	$14,618	$87,551	$32,828
Other comprehensive loss:
Currency translation adjustment	804	(104)	245	(799)
Unrealized loss on derivative instruments	(7,277)	(3,627)	(10,673)	(9,647)
Unrealized loss on derivative instruments at joint venture	(431)	(97)	(651)	(241)
Net loss recognized in other comprehensive income	(6,904)	(3,828)	(11,079)	(10,687)
Tax benefit related to items of other comprehensive income	(1,548)	(841)	(2,484)	(2,351)
Other comprehensive loss	(5,356)	(2,987)	(8,595)	(8,336)
Total comprehensive income	$18,740	$11,631	$78,956	$24,492

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at June 30, 2024	2,500	$49,988	7,139	$71	$31,683	$452,263	$8,401	$492,418
Net income	—	—	—	—	—	24,096	—	24,096
Net unrealized gain from currency translation adjustment, net of tax expense of $181	—	—	—	—	—	—	623	623
Net unrealized loss from derivative instruments, net of tax benefit of $1,729	—	—	—	—	—	—	(5,979)	(5,979)
Shares issued under stock compensation plans	—	—	42	1	84	—	—	85
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(11)	—	(1,121)	—	—	(1,121)
Stock-based compensation expense, net of forfeitures	—	—	—	—	10,389	—	—	10,389
Issuance of preferred stock	750	13,050	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	15	—	—	—	(15)	—	(15)
Common stock cash dividends paid ($0.25 per share)	—	—	—	—	—	(1,787)	—	(1,787)
Preferred stock dividends ($0.38 per share)	—	—	—	—	—	(948)	—	(948)
Balances at September 30, 2024	3,250	$63,053	7,170	$72	$41,035	$473,609	$3,045	$517,761

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at June 30, 2023	2,500	$49,931	6,845	$68	$21,740	$373,965	$21,394	$417,167
Net income	—	—	—	—	—	14,618	—	14,618
Net unrealized loss from currency translation adjustment, net of tax benefit of $22	—	—	—	—	—	—	(82)	(82)
Net unrealized loss from derivative instruments, net of tax benefit of $819	—	—	—	—	—	—	(2,905)	(2,905)
Shares issued under stock compensation plans	—	—	14	1	98	—	—	99
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,871	—	—	3,871
Accretion of preferred shares issuance costs	—	21	—	—	—	(21)	—	(21)
Preferred stock dividends ($0.33 per share)	—	—	—	—	—	(819)	—	(819)
Balances at September 30, 2023	2,500	$49,952	6,859	$69	$25,709	$387,743	$18,407	$431,928

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Nine months ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2023	2,500	$49,964	6,849	$68	$29,667	$397,781	$11,447	$438,963
Net income	—	—	—	—	—	87,551	—	87,551
Net unrealized gain from currency translation adjustment, net of tax expense of $55	—	—	—	—	—	—	190	190
Net unrealized loss from derivative instruments, net of tax benefit of $2,540	—	—	—	—	—	—	(8,592)	(8,592)
Shares issued under stock compensation plans	—	—	457	5	257	—	—	262
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(136)	(1)	(7,240)	—	—	(7,241)
Stock-based compensation expense, net of forfeitures	—	—	—	—	18,351	—	—	18,351
Issuance of preferred stock	750	13,050	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	39	—	—	—	(39)	—	(39)
Common stock cash dividends paid ($1.25 per share)	—	—	—	—	—	(8,926)	—	(8,926)
Preferred stock dividends ($1.10 per share)	—	—	—	—	—	(2,758)	—	(2,758)
Balances at September 30, 2024	3,250	$63,053	7,170	$72	$41,035	$473,609	$3,045	$517,761

	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
Net income	—	—	—	—	—	32,828	—	32,828
Net unrealized loss from currency translation adjustment, net of tax benefit of $176	—	—	—	—	—	—	(623)	(623)
Net unrealized loss from derivative instruments, net of tax benefit of $2,175	—	—	—	—	—	—	(7,713)	(7,713)
Shares issued under stock compensation plans	—	—	346	4	272	—	—	276
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(102)	(1)	(5,619)	—	—	(5,620)
Stock-based compensation expense, net of forfeitures	—	—	—	—	10,670	—	—	10,670
Accretion of preferred shares issuance costs	—	63	—	—	—	(63)	—	(63)
Preferred stock dividends ($0.97 per share)	—	—	—	—	—	(2,431)	—	(2,431)
Cumulative effect due to adoption of new accounting standard	—	—	—	—	—	(84)	—	(84)
Balances at September 30, 2023	2,500	$49,952	6,859	$69	$25,709	$387,743	$18,407	$431,928

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$87,551	$32,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,303	68,131
Payments received on sales-type leases	28,910	921
Gain on sale of leased equipment	(33,148)	(5,101)
Stock-based compensation expense	18,351	10,670
(Income) loss from joint ventures	(7,255)	1,289
Accretion of deferred costs and note discounts	7,723	4,128
Amortization of contract asset	1,504	—
Write-down of equipment	866	2,390
Allowances and provisions	(671)	304
Gain on insurance proceeds	(73)	(761)
Deferred income taxes	32,881	12,924
Changes in assets and liabilities:
Receivables	22,219	(4,663)
Inventory	(37,189)	(6,441)
Other assets	(3,671)	(1,966)
Distributions received from joint ventures	3,002	—
Accounts payable and accrued expenses	11,532	8,330
Maintenance reserves	16,205	26,325
Security deposits	3,413	2,972
Unearned revenue	(4,013)	16,700
Net cash provided by operating activities	216,440	168,980

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(488,438)	(142,471)
Proceeds from sale of equipment (net of selling expenses)	117,852	25,014
Issuance of notes receivable	(89,635)	(15,397)
Payments received on notes receivable	6,780	2,766
Purchase of property, equipment and furnishings	(2,753)	(4,247)
Insurance proceeds received on property, equipment and furnishings	1,235	—
Insurance proceeds received on equipment	—	2,189
Net cash used in investing activities	(454,959)	(132,146)

Cash flows from financing activities:
Proceeds from debt obligations	518,894	159,840
Principal payments on debt obligations	(331,218)	(221,890)
Proceeds from issuance of preferred stock	13,050	—
Common stock cash dividends paid	(8,926)	—
Cancellation of restricted stock units in satisfaction of withholding tax	(7,240)	(5,620)
Debt issuance costs	(5,819)	(384)
Preferred stock dividends	(3,388)	(2,440)
Proceeds from shares issued under stock compensation plans	261	276
Net cash provided by (used in) financing activities	175,614	(70,218)

Decrease in cash, cash equivalents and restricted cash	(62,905)	(33,384)
Cash, cash equivalents and restricted cash at beginning of period	168,029	89,016
Cash, cash equivalents and restricted cash at end of period	$105,124	$55,632

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$73,374	$55,445
Income Taxes	$5,827	$181

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$43,370	$—
Transfers from Equipment held for operating lease to Equipment held for sale	$17,524	$1,901
Transfers from Spare parts inventory to Equipment held for operating lease	$4,514	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$460	$457
Non-cash additions to Equipment held for operating lease	$54,606	$2,423
Accretion of preferred stock issuance costs	$39	$63
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2024.

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

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported total revenue, income from operations, or net income. The following is a summary of the changes to the presentation in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2023:

•Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services. In prior years, these revenues were included in Other revenue. For the three months ended September 30, 2023, the reclassification resulted in an increase of $6.2 million in Maintenance services revenues and a decrease of $6.2 million in Other revenue. For the nine months ended September 30, 2023, the reclassification resulted in an increase of $16.7 million in Maintenance services revenues and a decrease of $16.7 million in Other revenue.

•Cost of maintenance services predominately represents the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services. In prior years, these expenses were predominately included in General and administrative expense. For the three months ended September 30, 2023, the reclassification resulted in a net increase of $5.6 million in Cost of maintenance services, a decrease of $7.4 million in General and administrative expense, and a net increase in Technical expense of $1.9 million. For the nine months ended September 30, 2023, the reclassification resulted in a net increase of $14.4 million in Cost of maintenance services, a decrease of $19.5 million in General and administrative expense, and a net increase in Technical expense of $5.1 million.

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

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements To Be Adopted by the Company

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” The amendments in this ASU apply to the formation of a joint venture, and under this ASU, a joint venture formation is the creation of a new reporting entity that would trigger a new basis of accounting. This ASU requires net assets contributed to the joint venture in a formation transaction to be measured at fair value at the formation date. The amendments in this ASU are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025, with early adoption permitted. Joint ventures formed on or after the effective date of ASU 2023-05 will be required to apply the new guidance prospectively. Joint ventures formed before the ASU’s effective date are permitted to apply the new guidance (1) retrospectively if they have “sufficient information” to do so or (2) prospectively if financial statements have not yet been issued (or made available for issuance). The Company expects to adopt this accounting standard update effective January 1, 2025 and is currently evaluating the potential effects on the consolidated financial statements.

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
2. Equipment Held for Operating Lease and Notes Receivable
As of September 30, 2024, the Company had $2,435.6 million of equipment held in our operating lease portfolio, $175.4 million of notes receivable, $31.5 million of maintenance rights, and $23.2 million of investments in sales-type leases, which represented 348 engines, 16 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2023, the Company had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel, and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	September 30, 2024			December 31, 2023
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$2,855,757	$(588,704)	$2,267,053	$2,535,148	$(569,596)	$1,965,552
Aircraft and airframes	169,126	(11,033)	158,093	157,616	(21,409)	136,207
Marine vessel	14,367	(3,930)	10,437	14,366	(3,288)	11,078
	$3,039,250	$(603,667)	$2,435,583	$2,707,130	$(594,293)	$2,112,837
Notes Receivable and Investments in Sales-Type Leases
During the three months ended September 30, 2024 and 2023, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $3.4 million and $2.1 million, respectively, and $8.0 million and $6.4 million during the nine months ended September 30, 2024 and 2023, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 6.0% to 12.2% as of September 30, 2024 and 7.1% to 12.2% as of September 30, 2023.
3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”), for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of September 30, 2024, WMES owned a lease portfolio, inclusive of 49 engines with a net book value of $335.5 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of September 30, 2024, CASC Willis owned a lease portfolio of four engines with a net book value of $38.7 million.

As of September 30, 2024	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2023	$40,047	$17,997	$58,044
Income from joint ventures	7,069	186	7,255
Distribution	(2,756)	(246)	(3,002)
Foreign currency translation adjustment	—	245	245
Other comprehensive loss from joint ventures	(651)	—	(651)
Investment in joint ventures as of September 30, 2024	$43,709	$18,182	$61,891

“Other revenue” on the Condensed Consolidated Statements of Income includes $1.2 million and $0.8 million during the three months ended September 30, 2024 and 2023, respectively, and $4.0 million and $1.9 million during the nine months ended September 30, 2024 and 2023, respectively, consisting of management fees related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2024, the Company sold three engines to WMES for $44.7 million. During the nine months ended September 30, 2023, WMES sold one engine to the Company for $22.3 million, and the Company sold one engine to WMES for $15.5 million.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$15,342	$13,149	$56,491	$34,999
Expenses	14,045	12,659	42,557	35,212
WMES net income (loss)	$1,297	$490	$13,934	$(213)

	September 30, 2024	December 31, 2023
	(in thousands)
Total assets	$355,272	$236,732
Total liabilities	260,722	150,604
Total WMES net equity	$94,550	$86,128

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

4.  Debt Obligations

Debt obligations consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 2.85%, secured by engines, airframes, and loan assets. The facility has a committed amount of $500.0 million at September 30, 2024, which revolves until the maturity date of June 2025.	$403,018	$353,000
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	361,251	406,894
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	243,325	252,986
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	33,800	35,142
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	10,497	12,361
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	229,807	240,371
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	32,013	33,485
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	8,770	10,695
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	202,924	212,157
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	27,759	29,024
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	164,792	175,705
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	22,126	23,592
Willis Warehouse Facility LLC (“WWFL”) credit facility at a floating rate of interest of one-month term SOFR, plus 2.25%, maturing in May 2029, secured by engines, airframes, and loan assets	213,845	—
Note payable at a fixed rate of interest of 5.00%, maturing in February 2033, secured by an engine	20,848	—
Note payable at a fixed rate of interest of 4.59%, maturing in November 2032, secured by an engine	22,225	22,610
Note payable at a fixed rate of interest of 4.23%, maturing in June 2032, secured by an engine	17,734	17,802
Note payable at a fixed rate of interest of 3.18%, matured in July 2024, secured by an aircraft	—	1,235
	2,014,734	1,827,059
Less: unamortized debt issuance costs and note discounts	(24,279)	(24,178)
Total debt obligations	$1,990,455	$1,802,881
On October 31, 2024, the Company entered into a new, $1.0 billion, five-year, revolving credit facility with a consortium of lenders, refinancing its $500.0 million credit facility. One-month term SOFR was 4.96% and 5.38% as of September 30, 2024 and December 31, 2023, respectively.

In May 2024, WWFL, a wholly-owned subsidiary of the Company, entered into a secured credit agreement with the Bank of Utah as security trustee and administrative agent and Bank of America, N.A. as facility agent. The secured credit agreement provides for a five-year non-recourse, senior secured warehouse credit facility with an availability period of two years and an initial committed amount of up to $500.0 million.

As it relates to the $20.8 million, $22.2 million, and $17.7 million notes payable resulting from failed sale-leaseback transactions that are secured by engines, the Company has options to repurchase the engines in March 2032 for $18.4 million, January 2032 for $17.7 million, and July 2031 for $17.0 million, respectively.

Principal outstanding at September 30, 2024 is expected to be repayable as follows:

Year	(in thousands)
2024	$17,690
2025	473,804
2026	270,018
2027	192,427
2028	238,384
Thereafter	822,411
Total	$2,014,734

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at September 30, 2024.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $616.9 million and $353.0 million of variable rate borrowings at September 30, 2024 and December 31, 2023, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of September 30, 2024, the Company had five interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two which matured during the nine months ended September 30, 2024 and two with remaining terms of 16 months as of September 30, 2024. One interest rate swap agreement was entered into during 2019, having a notional amount of $100.0 million, which matured during the nine months ended September 30, 2024. During the third quarter of 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, and with remaining terms of 56 months as of September 30, 2024. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended September 30, 2024.

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

The net fair value of the interest rate swaps as of September 30, 2024 was $5.8 million, representing an asset of $8.5 million and a liability of $2.7 million, and reflected within Other assets and Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets, respectively. The net fair value of the interest rate swaps as of December 31, 2023 was $16.5 million, representing an asset and reflected within Other assets in the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(3.0) million and $(6.3) million during the three months ended September 30, 2024 and 2023, respectively, and $(9.2) million and $(17.4) million during the nine months ended September 30, 2024 and 2023, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Interest rate contracts	$(7,277)	$(3,627)	$(10,673)	$(9,647)
Total	$(7,277)	$(3,627)	$(10,673)	$(9,647)

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
6.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2024 was $10.4 million and $34.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 30.1% and 28.4%, respectively. Income tax expense for the three and nine months ended September 30, 2023 was $5.7 million and $13.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 28.1% and 28.9%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of September 30, 2024 and December 31, 2023 was estimated to have a fair value of approximately $144.9 million and $90.3 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of September 30, 2024 and December 31, 2023 was estimated to have a fair value of approximately $20.0 million and $8.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2024 and December 31, 2023 was estimated to have a fair value of approximately $1,752.6 million and $1,598.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of September 30, 2024 and December 31, 2023, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of September 30, 2024 was $5.8 million, representing an asset of $8.5 million and a liability of $2.7 million, and reflected within Other assets and Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets, respectively. The net fair value of the interest rate swaps as of December 31, 2023 was $16.5 million, representing an asset and is reflected within Other assets in the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(3.0) million and $(6.3) million during the three months ended September 30, 2024 and 2023, respectively, and $(9.2) million and $(17.4) million during the nine months ended September 30, 2024 and 2023, respectively, from derivative instruments.

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

	Total Losses
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Equipment held for lease	$434	$454	$695	$2,075
Equipment held for sale	171	265	171	315
Total	$605	$719	$866	$2,390

Write-downs of equipment to their estimated fair values totaled $0.6 million for the three months ended September 30, 2024, reflecting the adjustments of the carrying values of three engines. Write-downs of equipment to their estimated fair values totaled $0.9 million for the nine months ended September 30, 2024, reflecting the adjustments of the carrying values of one airframe and three engines.

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

There were no anti-dilutive shares for the three months ended September 30, 2024. There were approximately 900 anti-dilutive weighted shares excluded from the computation of diluted weighted average income per common share for the nine months ended September 30, 2024. There were no anti-dilutive shares for the three and nine months ended September 30, 2023.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$23,133	$13,778	$84,754	$30,334

Basic weighted average common shares outstanding	6,582	6,365	6,513	6,282
Potentially dilutive common shares	277	101	232	172
Diluted weighted average common shares outstanding	6,859	6,466	6,745	6,454

Basic weighted average income per common share	$3.51	$2.16	$13.01	$4.83
Diluted weighted average income per common share	$3.37	$2.13	$12.57	$4.70
9. Equity

Common Stock Repurchase

In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during each of the nine months ended September 30, 2024 and 2023.

Redeemable Preferred Stock

On September 27, 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with Development Bank of Japan Inc. (the “Stock Purchase Agreement”), which refinanced the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (the “Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share. The net proceeds after deducting issuance costs were $13.1 million.

The rights and privileges of the Series A Preferred Stock are described below:

Voting Rights: Holders of the Series A Preferred Stock do not have general voting rights.

Dividends: The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrued at the rate per annum of 8.5% per share thereafter through September 26, 2024. The Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During each of the nine months ended September 30, 2024 and 2023, the Company paid total preferred stock dividends of $3.4 million and $2.4 million, respectively.

Liquidation Preference: The holders of the Series A Preferred Stock have preference in the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the corporation, including a merger or consolidation. Upon such liquidation event, the Preferred Stockholders are entitled to be paid out of the assets of the Company available for distribution to its stockholders after payment of all the Company’s indebtedness and other obligations and before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock an amount equal to $20.00 per share, plus any declared but unpaid dividends.

Redemption: The Series A Preferred Stock has no stated maturity date. The holders of the Series A Preferred Stock have the option to require the Company to redeem all or any portion of the Series A Preferred Stock for cash upon occurrence of any of the following: (i) a material breach of the Stock Purchase Agreement, (ii) changes in the ownership structure of the Company, including by means of a change of control transaction, (iii) incurrence of operating loss or ordinary loss by the Company for two consecutive fiscal years, (iv) the Company’s surplus is less than its liquidation value at certain specified measurement dates, (v) occurrence of a merger, consolidation, or sale of greater than 50% of the Company’s assets, or (vi) the occurrence of liquidity events as set forth in the Stock Purchase Agreement. The redemption price is $20.00 per share plus dividends accrued but not paid. The Company is accreting the Series A Preferred Stock to redemption value over the period from the date of issuance to the date first callable by the Series A Preferred stockholders (September 27, 2031), such that the carrying amount of the security will equal the redemption amount at the earliest redemption date.
10.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
2023 Incentive Stock Plan	$10,341	$3,843	$18,279	$10,557
Employee Stock Purchase Plan	48	28	72	113
Total Stock Compensation Expense	$10,389	$3,871	$18,351	$10,670

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

As of September 30, 2024, the Company had granted 2,039,249 RSAs under the 2023 Plan and had 1,606,263 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the nine months ended September 30, 2024:

Shares
Balance of unvested shares as of December 31, 2023	465,856
Shares granted	447,449
Shares forfeited	(916)
Shares vested	(340,653)
Balance of unvested shares as of September 30, 2024	571,736

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the nine months ended September 30, 2024 and 2023, 9,843 and 9,832 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.

11. Reportable Segments

The Company has two reportable segments: (i) Leasing and Related Operations, which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines, and other aircraft equipment, the selective purchase and resale of commercial aircraft engines and other aircraft equipment, and service and maintenance related businesses and (ii) Spare Parts Sales, which involves the purchase and resale of after-market engine parts, whole engines, engine modules, and portable aircraft components.

The Company’s Chief Operating Decision Maker (“CODM”) is Austin Willis, Chief Executive Officer. The CODM evaluates the performance and allocation of resources to each of the segments based on income or loss from operations. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments (in thousands):

Three months ended September 30, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$64,905	$—	$—	$64,905
Maintenance reserve revenue	49,760	—	—	49,760
Spare parts and equipment sales	1,227	9,636	—	10,863
Interest revenue	3,412	—	—	3,412
Gain on sale of leased equipment	9,519	—	—	9,519
Maintenance services revenue	5,948	—	—	5,948
Other revenue	1,694	208	(86)	1,816
Total revenue	136,465	9,844	(86)	146,223

Expenses:
Depreciation and amortization expense	23,632	18	—	23,650
Cost of spare parts and equipment sales	157	8,704	—	8,861
Cost of maintenance services	6,402	—	—	6,402
Write-down of equipment	605	—	—	605
General and administrative	38,859	1,178	—	40,037
Technical expense	5,151	—	—	5,151
Net finance costs:
Interest expense	27,813	—	—	27,813
Total finance costs	27,813	—	—	27,813
Total expenses	102,619	9,900	—	112,519
Income (loss) from operations	$33,846	$(56)	$(86)	$33,704

Three months ended September 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$53,573	$—	$—	$53,573
Maintenance reserve revenue	37,696	—	—	37,696
Spare parts and equipment sales	111	3,248	—	3,359
Interest revenue	2,106	—	—	2,106
Gain on sale of leased equipment	773	—	—	773
Maintenance services revenue	6,199	—	—	6,199
Other revenue	1,975	119	(55)	2,039
Total revenue	102,433	3,367	(55)	105,745

Expenses:
Depreciation and amortization expense	23,069	19	—	23,088
Cost of spare parts and equipment sales	3	2,021	—	2,024
Cost of maintenance services	5,580	—	—	5,580
Write-down of equipment	719	—	—	719
General and administrative	25,669	876	—	26,545
Technical expense	8,739	—	—	8,739
Net finance costs:
Interest expense	19,052	—	—	19,052
Total finance costs	19,052	—	—	19,052
Total expenses	82,831	2,916	—	85,747
Income from operations	$19,602	$451	$(55)	$19,998

Nine months ended September 30, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$173,652	$—	$—	$173,652
Maintenance reserve revenue	156,527	—	—	156,527
Spare parts and equipment sales	1,520	18,817	—	20,337
Interest revenue	7,965	—	—	7,965
Gain on sale of leased equipment	33,148	—	—	33,148
Maintenance services revenue	17,956	—	—	17,956
Other revenue	6,436	588	(183)	6,841
Total revenue	397,204	19,405	(183)	416,426

Expenses:
Depreciation and amortization expense	68,248	55	—	68,303
Cost of spare parts and equipment sales	188	16,815	—	17,003
Cost of maintenance services	17,647	—	—	17,647
Write-down of equipment	866	—	—	866
General and administrative	101,079	3,226	—	104,305
Technical expense	17,924	—	—	17,924
Net finance costs:
Interest expense	75,378	—	—	75,378
Total finance costs	75,378	—	—	75,378
Total expenses	281,330	20,096	—	301,426
Income (loss) from operations	$115,874	$(691)	$(183)	$115,000

Nine months ended September 30, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$161,209	$—	$—	$161,209
Maintenance reserve revenue	96,609	—	—	96,609
Spare parts and equipment sales	420	12,541	—	12,961
Interest revenue	6,409	—	—	6,409
Gain on sale of leased equipment	5,101	—	—	5,101
Maintenance services revenue	16,707	—	—	16,707
Other revenue	4,992	446	(159)	5,279
Total revenue	291,447	12,987	(159)	304,275

Expenses:
Depreciation and amortization expense	68,058	73	—	68,131
Cost of spare parts and equipment sales	53	9,528	—	9,581
Cost of maintenance services	14,351	—	—	14,351
Write-down of equipment	2,390	—	—	2,390
General and administrative	83,165	2,938	—	86,103
Technical expense	19,755	—	—	19,755
Net finance costs:
Interest expense	56,526	—	—	56,526
Total finance costs	56,526	—	—	56,526
Total expenses	244,298	12,539	—	256,837
Income from operations	$47,149	$448	$(159)	$47,438

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of September 30, 2024	$2,961,080	$82,513	$—	$3,043,593
Total assets as of December 31, 2023	$2,602,907	$49,437	$—	$2,652,344
12. Related Party Transactions

Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $1.2 million and $0.8 million during the three months ended September 30, 2024 and 2023, and $4.0 million and $1.9 million during the nine months ended September 30, 2024 and 2023, respectively, related to the servicing of engines for the WMES lease portfolio.

During the nine months ended September 30, 2024, the Company sold three engines to WMES for $44.7 million, which resulted in a net gain of $12.0 million for the Company. During the nine months ended September 30, 2023, WMES sold one engine to the Company for $22.3 million, and the Company sold one engine to WMES for $15.5 million, which resulted in a net gain of $2.8 million for the Company.

Other

During the nine months ended September 30, 2024, the Company paid approximately $0.1 million expense to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

13. Subsequent Events
On October 31, 2024, the Company entered into a new, $1.0 billion, five-year, revolving credit facility with a consortium of lenders, refinancing its $500.0 million credit facility. This new facility will provide incremental capital to support the ongoing growth of the business.
On October 31, 2024, the Willis Lease Finance Corporation Board of Directors declared the Company’s quarterly dividend of $0.25 per share of common stock outstanding. The dividend is expected to be paid on November 21, 2024 to shareholders of record at the close of business on November 12, 2024.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2024, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of September 30, 2024, we had 66 lessees in 34 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2024, we had $2,435.6 million of equipment held in our operating lease portfolio, $175.4 million of notes receivable, $31.5 million of maintenance rights, and $23.2 million of investments in sales-type leases, which represented 348 engines, 16 aircraft, one marine vessel, and other leased parts and equipment. As of September 30, 2024, we also managed 234 engines, aircraft and related equipment on behalf of other parties.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.

Results of Operations
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Revenue is summarized as follows:

	Three months ended September 30,
	2024	2023	% Change
	(dollars in thousands)
Lease rent revenue	$64,905	$53,573	21.2%
Maintenance reserve revenue	49,760	37,696	32.0%
Spare parts and equipment sales	10,863	3,359	223.4%
Interest revenue	3,412	2,106	62.0%
Gain on sale of leased equipment	9,519	773	1,131.4%
Maintenance services revenue	5,948	6,199	(4.0)%
Other revenue	1,816	2,039	(10.9)%
Total revenue	$146,223	$105,745	38.3%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $11.3 million, or 21.2%, to $64.9 million in the three months ended September 30, 2024 from $53.6 million for the three months ended September 30, 2023. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period as well as an increase in the average lease rate factor.

Two customers accounted for approximately 11% each of total lease rent revenue of the Company, during the three months ended September 30, 2024, and one customer accounted for approximately 16% of total lease rent revenue during the three months ended September 30, 2023.

At September 30, 2024, the Company had $2,435.6 million of equipment held in our operating lease portfolio, $175.4 million of notes receivable, $31.5 million of maintenance rights, and $23.2 million of investments in sales-type leases. At September 30, 2023, the Company had $2,171.0 million of equipment held in our operating lease portfolio, $94.0 million of notes receivable, $13.4 million of maintenance rights, and $5.5 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 83% and 85% for the three months ended September 30, 2024 and 2023, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $12.1 million, or 32.0%, to $49.8 million for the three months ended September 30, 2024 from $37.7 million for the three months ended September 30, 2023. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. We recognized $1.2 million in long-term maintenance revenue for the three months ended September 30, 2024, compared to $3.3 million in long-term maintenance revenue recognized in the comparable prior period. Engines on lease with “non-reimbursable” usage fees generated $48.5 million of short-term maintenance revenues, compared to $34.4 million in the comparable prior period. These short-term maintenance revenues are a proxy for flight time of our portfolio of engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $7.5 million, or 223.4%, to $10.9 million for the three months ended September 30, 2024 compared to $3.4 million for the three months ended September 30, 2023. The increase in spare parts sales for the three months ended September 30, 2024 reflects the demand for surplus material that we are seeing as operators extend the lives of their current generation engine portfolios. Equipment sales for the three months ended September 30, 2024 were $1.0 million for the sale of one engine. There were no equipment sales for the three months ended September 30, 2023.

Interest Revenue. Interest revenue increased by $1.3 million, or 62.0%, to $3.4 million for the three months ended September 30, 2024, from $2.1 million for the three months ended September 30, 2023. The increase primarily reflects an increase in notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor and on sales-type leases.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2024, we sold 13 engines and other parts and equipment from the lease portfolio for a net gain of $9.5 million. During the three months ended September 30, 2023, we sold one engine, one airframe, and other parts and equipment from the lease portfolio for a net gain of $0.8 million.

Maintenance Services Revenue. Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to fixed base operator services provided to third parties, such as refueling, maintenance, and hangar services. Maintenance services revenue decreased by $0.3 million, or 4.0%, to $5.9 million for the three months ended September 30, 2024, from $6.2 million for the three months ended September 30, 2023.
Other Revenue. Other revenue decreased by $0.2 million, or 10.9%, to $1.8 million for the three months ended September 30, 2024 from $2.0 million for the three months ended September 30, 2023. Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the Willis Mitsui & Company Engine Support Limited (“WMES”) lease portfolio.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.6 million, or 2.4%, to $23.7 million for the three months ended September 30, 2024 compared to $23.1 million for the three months ended September 30, 2023. The increase is primarily due to an increase in the size of our lease portfolio.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $6.8 million, or 337.8%, to $8.9 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023, reflecting the increase in spare parts and equipment sales. Cost of equipment sales were $0.1 million for the three months ended September 30, 2024. There were no equipment or cost of equipment sales for the three months ended September 30, 2023.
Cost of Maintenance Services. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services provided to third parties. Cost of maintenance services increased by $0.8 million, or 14.7%, to $6.4 million for the three months ended September 30, 2024, compared to $5.6 million for the three months ended September 30, 2023. The increase is primarily related to an increase in personnel costs, as a result of expansion of our aircraft tear down and repair services business, as well as an increase in facility related costs.
Write-down of Equipment. There was $0.6 million in write-downs of equipment for the three months ended September 30, 2024, reflecting the write-down of three engines. Write-down of equipment was $0.7 million for the three months ended September 30, 2023, reflecting the write-down of one engine and two airframes.
General and Administrative Expenses. General and administrative expenses increased by $13.5 million, or 50.8%, to $40.0 million for the three months ended September 30, 2024 compared to $26.5 million for the three months ended September 30, 2023. The increase primarily reflects a $13.6 million increase in personnel costs. Increased personnel costs included approximately $7.8 million of costs related directly and indirectly to share-based compensation, which was influenced by the rapid appreciation of the Company’s market value of equity. Share-based compensation included a one-time special award of $3.0 million made at the direction of the Compensation Committee of the Board of Directors of the Company to our Executive Chairman for the Company’s year-to-date performance. Further, incentive compensation increased by $2.5 million as a result of business performance to date.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $3.6 million to $5.2 million for the three months ended September 30, 2024 compared to $8.7 million for the three months ended September 30, 2023, primarily due to a lower level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased $8.8 million, or 46.0%, to $27.8 million for the three months ended September 30, 2024, compared to $19.1 million for the three months ended September 30, 2023, primarily due to a higher level of debt obligations, including increased borrowing costs. Additionally, derivative-related receipts were $3.0 million for the three months ended September 30, 2024, as compared to $6.3 million for the three months ended September 30, 2023 as certain interest rate swap positions ran off. These increases were offset by a decrease in interest expense associated with our credit facility that matures in June 2025 due to principal payments made and a decrease in the outstanding balance of the credit facility.

Income Tax Expense. Income tax expense was $10.4 million for the three months ended September 30, 2024 compared to income tax expense of $5.7 million for the three months ended September 30, 2023. The effective tax rate for the third quarter of 2024 was 30.1% compared to 28.1% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Revenue is summarized as follows:

	Nine months ended September 30,
	2024	2023	% Change
	(dollars in thousands)
Lease rent revenue	$173,652	$161,209	7.7%
Maintenance reserve revenue	156,527	96,609	62.0%
Spare parts and equipment sales	20,337	12,961	56.9%
Interest revenue	7,965	6,409	24.3%
Gain on sale of leased equipment	33,148	5,101	549.8%
Maintenance services revenue	17,956	16,707	7.5%
Other revenue	6,841	5,279	29.6%
Total revenue	$416,426	$304,275	36.9%

Lease Rent Revenue. Lease rent revenue increased by $12.4 million, or 7.7%, to $173.7 million for the nine months ended September 30, 2024, compared to $161.2 million for the nine months ended September 30, 2023. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period as well as an increase in the average lease rate factor.
Two customers accounted for approximately 11% and 10%, and 15% and 10%, of the Company’s total lease rent revenue during the nine months ended September 30, 2024 and 2023, respectively.
At September 30, 2024, the Company had $2,435.6 million of equipment held in our operating lease portfolio, $175.4 million of notes receivable, $31.5 million of maintenance rights, and $23.2 million of investments in sales-type leases. At September 30, 2023, the Company had $2,171.0 million of equipment held in our operating lease portfolio, $94.0 million of notes receivable, $13.4 million of maintenance rights, and $5.5 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 83% and 85% for the nine months ended September 30, 2024 and 2023, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $59.9 million, or 62.0%, to $156.5 million for the nine months ended September 30, 2024 from $96.6 million for the nine months ended September 30, 2023. Long-term maintenance revenue was $24.6 million for the nine months ended September 30, 2024 compared to $10.1 million in the prior year period. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Engines out on lease with “non-reimbursable” usage fees generated $132.0 million of short-term maintenance revenues compared to $86.5 million in the comparable prior period. These short-term maintenance revenues are a proxy for flight time of our portfolio of engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $7.4 million, or 56.9%, to $20.3 million for the nine months ended September 30, 2024 compared to $13.0 million in the prior year period. The increase in spare parts sales for the nine months ended September 30, 2024 reflects the demand for surplus material that we are seeing as operators extend the lives of their current generation engine portfolios. Equipment sales for the nine months ended were $1.0 million for the sale of one engine. There were no equipment sales for the nine months ended September 30, 2023.

Interest Revenue. Interest revenue increased by $1.6 million, or 24.3%, to $8.0 million for the nine months ended September 30, 2024 compared to $6.4 million for the nine months ended September 30, 2023. The increase primarily reflects an increase in notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor and on sales-type leases.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2024, we sold 28 engines, eight airframes, and other parts and equipment from the lease portfolio for a net gain of $33.1 million. During the nine months ended September 30, 2023, we sold five engines, one airframe, and other parts and equipment from the lease portfolio for a net gain of $5.1 million.

Maintenance Services Revenue. Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services. Maintenance services revenue increased by $1.2 million, or 7.5%, to $18.0 million for the nine months ended September 30, 2024, from $16.7 million for the nine months ended September 30, 2023. The increase primarily reflects an increase in service fee revenue and revenue related to the management of fixed base operator services provided to third parties.

Other Revenue. Other revenue increased by $1.6 million, or 29.6%, to $6.8 million for the nine months ended September 30, 2024 from $5.3 million for the nine months ended September 30, 2023. Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the WMES lease portfolio. The increase for the nine months ended September 30, 2024 compared to the prior year period primarily reflects increased managed service revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.2 million, or 0.3%, to $68.3 million for the nine months ended September 30, 2024 compared to $68.1 million for the nine months ended September 30, 2023. The increase is primarily due to an increase in the size of our lease portfolio.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $7.4 million, or 77.5%, to $17.0 million for the nine months ended September 30, 2024 compared to $9.6 million for the nine months ended September 30, 2023, reflecting the increase in spare parts and equipment sales. Cost of equipment sales were $0.1 million for the nine months ended September 30, 2024. There were no equipment or cost of equipment sales for the nine months ended September 30, 2023.

Cost of Maintenance Services. Cost of maintenance services increased by $3.3 million, or 23.0%, to $17.6 million for the nine months ended September 30, 2024, compared to $14.4 million for the nine months ended September 30, 2023. The increase is primarily related to an increase in personnel costs, as a result of expansion of our aircraft tear down and repair services business, as well as an increase in facility related costs.

Write-down of Equipment. Write-down of equipment was $0.9 million for the nine months ended September 30, 2024, primarily reflecting the write-down of one airframe and three engines. Write-down of equipment was $2.4 million for the nine months ended September 30, 2023, primarily reflecting the write-down of three engines and two airframes.

General and Administrative Expenses. General and administrative expenses increased by $18.2 million, or 21.1%, to $104.3 million for the nine months ended September 30, 2024 compared to $86.1 million for the nine months ended September 30, 2023. The increase primarily reflects a $23.2 million increase in personnel costs, partially offset by a $3.4 million decrease in other taxes related to international tax treaties. Increased personnel costs included approximately $9.3 million of costs related directly and indirectly to share-based compensation, which was influenced by the rapid appreciation of the Company’s market value of equity. Share-based compensation included a one-time special award of $3.0 million made at the direction of the Compensation Committee of the Board of Directors of the Company to our Executive Chairman for the Company’s year-to-date performance. Further, incentive compensation increased by $7.6 million as a result of business performance to date.

Technical Expense. Technical expense decreased by $1.8 million, or 9.3%, to $17.9 million for the nine months ended September 30, 2024 compared to $19.8 million for the nine months ended September 30, 2023, primarily due to a lower level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased by $18.9 million, or 33.4%, to $75.4 million for the nine months ended September 30, 2024 compared to $56.5 million for the nine months ended September 30, 2023, primarily due a higher level of debt obligations, including increased borrowing costs. Additionally, derivative-related receipts were $9.2 million for the nine months ended September 30, 2024, as compared to $17.4 million for the nine months ended September 30, 2023 as certain interest rate swap positions ran off. These increases were offset by a decrease in interest expense associated with our credit facility that matures in June 2025 due to principal payments made and a decrease in the outstanding balance of the credit facility.

Income Tax Expense. Income tax expense was $34.7 million for the nine months ended September 30, 2024 compared to $13.3 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was 28.4% compared to 28.9% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code.
Financial Position, Liquidity and Capital Resources
Liquidity
At September 30, 2024, the Company had $5.8 million of cash and cash equivalents and $99.3 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $518.9 million and $159.8 million for the nine months ended September 30, 2024 and 2023, respectively, was derived from our borrowing activities. In these same time periods, $331.2 million and $221.9 million, respectively, was used to pay down related debt.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion

Cash flows provided by operating activities were $216.4 million and $169.0 million for the nine months ended September 30, 2024 and 2023, respectively. The $47.5 million, or 28.1%, increase in operating cash flows was primarily driven by a 62.0% increase in maintenance reserve revenue, reflecting increased levels of usage fees resulting from high levels of travel and supply chain constraints. Additionally, payments received on sales-type leases increased $28.0 million, gain on sale of leased equipment increased $28.0 million, and changes in receivables contributed to $26.9 million of incremental operating cash flows as collections improved. Partially offsetting these increases in operating cash flows was a period over period decline of $30.7 million in cash flows from changes in inventory, reflecting investment in high demand engine types. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short-term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short-term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 80% and 84%, by book value, of our assets were on-lease as of September 30, 2024 and December 31, 2023, respectively. The average utilization rate (based on net book value) for the nine months ended September 30, 2024 and 2023 was approximately 83% and 85%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $455.0 million for the nine months ended September 30, 2024 and primarily reflected $488.4 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $89.6 million related to leases entered into which were classified as notes receivable under ASC 842, partially offset by proceeds from sale of equipment (net of selling expenses) of $117.9 million. Cash flows used in investing activities were $132.1 million for the nine months ended September 30, 2023 and primarily reflected $142.5 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $15.4 million related to leases entered into which were classified as notes receivable under ASC 842, partially offset by proceeds from sale of equipment (net of selling expenses) of $25.0 million.
Cash flows provided by financing activities were $175.6 million for the nine months ended September 30, 2024 and primarily reflected $518.9 million in proceeds from debt obligations and $13.1 million in proceeds from issuance of preferred stock, partially offset by $331.2 million in principal payments, $8.9 million in cash dividends paid to shareholders of common stock, and $7.2 million in cancellation of restricted stock in satisfaction of withholding tax. Cash flows used in financing activities were $70.2 million for the nine months ended September 30, 2023 and primarily reflected $221.9 million in principal payments, partially offset by $159.8 million in proceeds from debt obligations.

Cash Dividends
During the nine months ended September 30, 2024, the Company paid cash dividends of $8.9 million to shareholders of common stock.
Preferred Stock Dividends
On September 27, 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with Development Bank of Japan Inc. (the “Stock Purchase Agreement”), which refinanced the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (“the Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share. The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrued at the rate per annum of 8.5% per share thereafter through September 26, 2024. The Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During each of the nine months ended September 30, 2024 and 2023, the Company paid total preferred stock dividends of $3.4 million and $2.4 million, respectively.
Debt Obligations and Covenant Compliance
At September 30, 2024, debt obligations consisted of loans totaling $1,990.5 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Virtually all of our debt requires our ongoing compliance with certain financial covenants including debt/equity ratios, minimum tangible net worth and minimum interest coverage ratios, and other eligibility criteria including customer and geographic concentration restrictions. Under our revolving credit facility, we can borrow no more than 85% of an engine’s net book value and 65% of the net book value of an airframe, spare parts or other assets. Therefore, we must have other available funds for the balance of the purchase price of any new equipment to be purchased. Our revolving credit facility, certain indentures and other debt related agreements also contain cross-default provisions. If we do not comply with the covenants or eligibility requirements, we may not be permitted to borrow additional funds and accelerated payments may become necessary. Additionally, much of the debt is secured by engines and aircraft, and to the extent that engines or aircraft are sold, repayment of that portion of the debt could be required.

At September 30, 2024, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2024, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and Willis Warehouse Facility LLC indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2024:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,014,734	$473,793	$469,872	$715,531	$355,538
Interest payments under debt obligations	366,560	109,203	149,993	100,025	7,339
Purchase obligations	426,740	120,555	306,185	—	—
Operating lease obligations	6,583	3,243	2,147	867	326
Total	$2,814,617	$706,794	$928,197	$816,423	$363,203

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing seven additional new LEAP-1B engines, and 18 additional new LEAP-1A engines for an aggregate total of $426.7 million by 2027. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or cancellations would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $88.5 million and $121.5 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2024 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. The level of internally generated funds could decline if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant increase in borrowing costs. Such decline would impair our ability to sustain our current level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth would be limited to that which can be funded from internally generated capital.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in interest rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2024, $616.9 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $2.7 million.
We hedge a portion of our borrowings from time to time, effectively fixing the rate of these borrowings. This hedging activity, which at times is required by our borrowing facilities, helps protect us against reduced margins on longer term fixed rate leases. Such hedging activities may limit our ability to participate in the benefits of any decrease in interest rates but may also protect us from increases in interest rates. Furthermore, since lease rates tend to vary with interest rate levels, it is possible that we can adjust lease rates for the effect of changes in interest rates at the termination of leases. Other financial assets and liabilities are at fixed rates.

We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the nine months ended September 30, 2024 and 2023, 70% and 66%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On September 27, 2024, the Company entered into the Stock Purchase Agreement, which refinanced the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million of Series A Preferred Stock, which accrues quarterly dividends at the rate per annum of 8.35% per share. The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrued at the rate per annum of 8.5% per share thereafter through September 26, 2024. The Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During each of the nine months ended September 30, 2024 and 2023, the Company paid total preferred stock dividends of $3.4 million and $2.4 million, respectively.

The Series A Preferred Stock has no stated maturity date. The holders of the Series A Preferred Stock have the option to require the Company to redeem all or any portion of the Series A Preferred Stock for cash upon occurrence of any of the following: (i) a material breach of the Stock Purchase Agreement, (ii) changes in the ownership structure of the Company, including by means of a change of control transaction, (iii) incurrence of operating loss or ordinary loss by the Company for two consecutive fiscal years, (iv) the Company’s surplus is less than its liquidation value as of certain specified measurement dates, (v) occurrence of a merger, consolidation, or sale of greater than 50% of the Company’s assets, or (vi) the occurrence of liquidity events as set forth in the Stock Purchase Agreement. The redemption price is $20.00 per share plus dividends accrued but not paid. The Company is accreting the Series A Preferred Stock to redemption value over the period from the date of issuance to the date first callable by the Series A Preferred stockholders (September 27, 2031), such that the carrying amount of the security will equal the redemption amount at the earliest redemption date.

(b) None.

(c) Issuer Purchases of Equity Securities. In October 2022, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2024. Repurchased shares are immediately retired. No shares were repurchased during the three months ended September 30, 2024. Share repurchase activity during the three months ended September 30, 2024 was as follows (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans of Programs
July 1, 2024 through July 31, 2024	—	—	—	$39,595
August 1, 2024 through August 31, 2024	—	—	—	$39,595
September 1, 2024 through September 30, 2024	—	—	—	$39,595
Total	—	—	—	$39,595

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s Section 16 officers or directors informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Austin C. Willis, Chief Executive Officer	September 6, 2024	Rule 10b5-1 Trading Arrangement	Up to 30,918 shares to be sold (3)	August 29, 2025 (4)	N/A	N/A

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
(3) Austin C. Willis’s trading plan provides for the sale of up to 30,918 shares of the Company’s common stock, subject to price and volume limits.
(4) The arrangement also provides for automatic termination in the event of completion of all sales contemplated under the trading arrangement, Austin C. Willis’s death or legal incapacity, written notice from Austin C. Willis of termination of the trading arrangement, determination by the broker that the trading arrangement has been terminated or that a breach by Austin C. Willis has occurred, or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.
EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated May 6, 1998.
3.2
Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, (3) Amendment to Bylaws, dated September 28, 2010, (4) Amendment to Bylaws, dated August 5, 2013.

4.1	Rights Agreement dated as of September 24, 1999, as amended, by and between the Registrant and American Stock Transfer Company, as Rights Agent.
10.1	Series A Preferred Stock Purchase Agreement, dated as of September 12, 2024.
10.2	Third Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Preferred Stock, dated as of September 12, 2024.
10.3	Employment Agreement, dated as of October 8, 2024, by and between the Company and Brian R. Hole.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 4, 2024

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)