Form 10-K
period 2024-12-31
WILLIS LEASE FINANCE CORP
filed 2025-03-11
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $240.2 million (based on a closing sale price of $69.30 per share as reported on the NASDAQ Stock Market).
The number of shares of the registrant’s Common Stock outstanding as of March 7, 2025 was 6,606,390.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2024 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC” or the “Company”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by other parties. As of December 31, 2024, we had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented 354 engines, 16 aircraft, one marine vessel and other leased parts and equipment with 70 lessees in 37 countries. In addition to our owned portfolio, as of December 31, 2024, we managed a total lease portfolio of 277 engines, aircraft and related equipment for other parties.

Willis Aeronautical Services, Inc. (“Willis Aero”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.

Willis Asset Management Limited (“Willis Asset Management”) is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 225 engines, excluding WLFC engines, under management as of December 31, 2024.

We are a Delaware corporation, incorporated in 1998. Our executive offices are located at 4700 Lyons Technology Parkway, Coconut Creek, Florida 33073. We transact business directly and through our subsidiaries and consolidated variable interest entities (“VIE”) unless otherwise indicated.

We maintain a website at www.wlfc.global where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available without charge, as soon as reasonably practicable following the time we electronically file them with, or furnish them to, the Securities and Exchange Commission (“SEC”). The SEC also maintains an electronic Internet site that contains our reports, proxies and information statements, and other information that we file or furnish at http://www.sec.gov. References to our and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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

Total revenues from our Leasing and Related Operations reportable segment was 95.4% and 95.1% of the respective total consolidated revenue for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, approximately 66.3% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in United States (“U.S.”) dollars, which is customary in the industry. Future leases may provide for payments to be made in other foreign currencies. In 2024, we leased our equipment to lessees domiciled in eight geographic regions or countries.

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

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 3.2% annual growth in the global commercial jet fleet, increasing the current fleet to 50,170 aircraft by 2043. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, in which operating or finance leases may be more attractive than the outright ownership of spare engines. Industry analysts have forecasted that the percentage of leased engines is likely to increase over the next 15 years as engine leasing follows the growth of aircraft leasing. We believe this is due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2024, the majority of our leases to air carriers, manufacturers and MROs were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases in which the lessee has more of the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment and the availability of short-term and long-term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.

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

We enter into both long-term and short-term leases which typically provide for monthly payment. Long-term leases typically have original lease terms in excess of one year. Characteristics of a long-term lease also include specified return conditions. Return conditions can be met by the customer through a maintenance overhaul in advance of asset return or a cash settlement at lease end resulting in maintenance revenue to the Company at that time. Maintenance reserves, also referred to as use fees, are often used for payment of maintenance overhauls in advance of asset returns by the lessee to the Company. Where a cash settlement is agreed upon, it may, in some instances, be taken from maintenance reserves paid by the lessee to the Company throughout the course of the lease. Short-term leases typically have an original lease term of less than one year. Short-term leases also include non-refundable, usage-based maintenance fees, which are billed at contractual rates and recognized as revenue over the term of the leases. Payment terms of our leases are predominantly monthly in advance for rent and in arrears for the expenses associated with the use of the engines. As of December 31, 2024 and 2023, 47% and 46%, respectively, of the Company’s leases by net book value were short-term leases.

We try to mitigate risk where possible. For example, we analyze the credit risk associated with a lessee before entering into any significant lease transaction. Our credit analysis generally consists of evaluating the prospective lessee’s financial standing by utilizing financial statements and trade and/or banking references. In certain circumstances, we may require our lessees to provide additional credit support, such as a letter of credit or a guaranty from a bank or a third party or a security deposit. We manage our interest rate risk through maintaining a balance of fixed and floating rate debt which allows us to limit our exposure to interest rate movements while also allowing us to benefit from low short-term interest rates. The Company generally utilizes our credit facility as a warehouse facility, as well as our senior secured warehouse credit facility, to aggregate purchased assets. Historically, when the Company aggregates a critical mass of assets through revolver and warehouse financing, we refinance the assets through the issuance of long-term fixed rate debt through the Asset-Backed Security (“ABS”) and other markets. The maturity profile of the ABS term financings tend to better match the long-life characteristics of our long-life asset base. Furthermore, the Company also manages interest rate exposure through the purchasing of interest rate swaps which immunizes us from short-term rate movements that would influence the cost of our floating rate borrowings. At December 31, 2024 the Company had $1.4 billion of fixed rate financing. We also evaluate insurance and expropriation risk and evaluate and monitor the political and legal climate of the country in which a particular lessee is located in order to determine our ability to repossess our engines should the need arise. Despite these guidelines, we cannot give assurance that we will not experience collection problems or significant losses in the future. See Item 1A, “Risk Factors” below.

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

As of December 31, 2024, we had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented 354 engines, 16 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2023, we had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel and other leased parts and equipment.

As of December 31, 2024, minimum future payments under non-cancelable operating leases were as follows:

Year	(in thousands)
2025	$174,309
2026	80,143
2027	46,988
2028	19,096
2029	12,059
Thereafter	17,209
$349,804

As of December 31, 2024, minimum future payments under non-cancelable notes receivable and investments in sales-type leases were as follows:

Year	(in thousands)
2025	$51,878
2026	24,569
2027	23,543
2028	22,518
2029	48,114
Thereafter	103,781
Total undiscounted lease receivables	274,403
Less: interest	(69,168)
Total notes receivable and investments in sales-type leases	$205,235

As of December 31, 2024, we had 70 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 37 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from a loss of a customer. We provide other engine leasing related services such as engine storage, Part 145 maintenance and aircraft tear down services to our customers as well.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”), for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owned a lease portfolio of 50 engines with a net book value of $328.9 million as of December 31, 2024. Our investment in the joint venture was $44.8 million as of December 31, 2024.

In 2014 we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $37.3 million as of December 31, 2024. Our investment in the joint venture was $17.9 million as of December 31, 2024.

AIRCRAFT LEASING

As of December 31, 2024, our operating lease portfolio included six ATR 72-500 aircraft, three Boeing 737-700 aircraft, two A319-100 aircraft, two A320-214 aircraft, one A320-200 aircraft, one A320-232 aircraft, and one A320-233 aircraft, with an aggregate net book value of $161.0 million.

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

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly-owned and vertically-integrated subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials that it acquires via acquisition or consignment from third parties or from the leasing portfolio. This business segment enables our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full life cycle of our lease assets, enhance the returns on our engine portfolio, and create incremental value for our shareholders.  As of December 31, 2024, spare parts inventory had a carrying value of $72.2 million.

ASSET MANAGEMENT

Willis Asset Management is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business. Willis Asset Management had 225 engines, excluding WLFC engines, under management as of December 31, 2024.

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

As of December 31, 2024, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.

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

FINANCING/SOURCE OF FUNDS

We, directly or through our Willis Engine Structured Trust III, IV, V, VI, and VII (“WEST III,” “WEST IV,” “WEST V,” “WEST VI,” and “WEST VII”) asset-backed securitizations, revolving credit facility, and senior secured warehouse credit facility, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions. In May 2024, Willis Warehouse Facility (“WWFL”), a wholly-owned subsidiary of the Company, entered into a secured credit agreement for the new senior secured warehouse credit facility. In order to facilitate financing and leasing of engines, most of our engines are generally owned through a statutory or common law trust that is wholly-owned by us or our subsidiaries. We usually borrow up to 85% of an engine’s purchase price. Substantially all of our assets secure our related indebtedness. We typically acquire engines from airlines, engine manufacturers or from other lessors. From time to time, we selectively acquire engines prior to a firm commitment to lease or sell the engine, depending on the price of the engine and market demand with the expectation that we can lease or sell such engines in the future. Additionally, for discrete financing purposes, we may enter into bi-lateral and preferred financing arrangements from time to time.

EMPLOYEES

As of December 31, 2024, we had a total of 447 employees, of which 445 are full-time employees (excluding consultants), in sales and marketing, technical service, and administration. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are satisfactory.

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
We operate as a supplier of engines, aircraft and related parts (“aviation equipment”) to commercial aircraft operators and MROs and are indirectly impacted by many of the risks facing commercial aircraft operators and MROs. The ability of each of our lessees to perform their obligations under the relevant lease and the demand to purchase aviation equipment will depend primarily on the lessee’s (or in the case of parts and materials, the purchaser’s) financial condition and cash flow. This may be affected by factors beyond our control, including:
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
Licenses and consents

We and our customers operate in a highly regulated industry. A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import, or re-export of our engines or aircraft. Failure by our customers or us to obtain certain licenses and approvals could negatively affect our ability to conduct our business. In addition, the shipment of goods, services and technology across international borders subjects the operation of our assets to international trade laws and regulations. Moreover, many countries, including the United States, control the export and reexport of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Consents needed in connection with future leasing or sale of our engines or aircraft may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell engines or aircraft. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. If any such regulations or sanctions affect our customers, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.
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
Environmental regulation
Our operations and assets are subject to various U.S. federal, state and local laws and regulations, and non-U.S. laws and regulations related to the protection of the environment. We could incur substantial costs, including capital and other expenditures, to comply with such requirements, as well as fines, penalties, or civil or criminal sanctions and third-party claims, if we were to violate or become liable under such laws or regulations. In addition, it is expected that the new U.S. administration will seek to enact changes to numerous areas of law and regulations currently in effect related to our industry. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting our business under the new administration remain highly uncertain and may impact our results of operations, costs, or liabilities. There can be no assurance that any changes in laws, regulations or governmental policy will not have an adverse impact on our business.
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
The U.S. and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide, and carbon dioxide emissions from engines, consistent with ICAO standards. Although, these limits generally apply only to engines manufactured after 1999, new laws could be passed in the future that also impose limits on older engines, thereby subjecting our older engines to existing or new emissions limitations or indirect taxation. These limits may also impact growth levels in air travel. In 2005, the EU launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators. However, in an April 2023 directive, the European Parliament and European Council adopted components of the European Commission’s “Fit for 55” proposal, which will modify the ETS system by phasing out free emissions allowances for the aviation sector by 2026. The directive entered force in June 2023, and was required to be transposed into national law by member states by December 31, 2023. In addition, the ICAO has adopted the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), a global market-based scheme aimed at reducing carbon dioxide emissions from international aviation that will become mandatory in 2027. At least 126 countries, including the United States, have indicated that they will participate in the voluntary phase-in of CORSIA from 2024 onwards. Limitations on emissions, such as the ETS and CORSIA, could favor the use of younger, more fuel-efficient aircraft, since they generally produce lower levels of emissions per passenger, which could adversely affect our ability to re-lease or otherwise dispose of less efficient older aircraft on a timely basis, on favorable terms, or at all. Concerns over global warming, climate change, or other environmental issues could result in more stringent limitations on the operation of older, non-compliant engines and aircraft.

Scrutiny of the airline industry and its potential negative impacts on the environment may result in decreased demand for air travel, which may in turn cause lessees to default on their lease payment obligations to us which would negatively affect our financial condition, cash flow and results of operations.
The airline industry has also come under increased scrutiny by the press, the public and investors regarding the impact of air travel on the environment, including emissions to the air, discharges to surface and subsurface waters, safe drinking water, aircraft noise, the management of hazardous substances, oils and waste materials and other environmental impacts related to aircraft operations. If such scrutiny results in reduced air travel or increased costs to air travel, it may affect demand for our aircraft and engines, lessees’ ability to make rental and other lease payments and reduce the value we receive for our aircraft and engines upon any disposition, which would negatively affect our financial condition, cash flow and results of operations. In addition, growing demand to transition to lower-carbon technologies, such as sustainable aviation fuels that may be developed over time, may increase our costs or reduce demand for our aircraft or engines or airline travel more generally.
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
As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials in connection with obtaining or retaining business or securing any improper business advantage. In addition, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. Obtaining the necessary export license or other authorization for a particular lease may be time-consuming and may result in the delay or loss of leasing opportunities.
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

We are exposed to potential liability claims if the use of our aircraft, engines or parts is alleged to have caused bodily injury or property damage. Our leases require our lessees to indemnify us against these claims and to carry insurance customary in the air transportation industry, including liability, property damage, and all-risk hull insurance on our engines and on our aircraft at agreed upon levels. We can give no assurance that one or more catastrophic events will not exceed insurance coverage limits or that lessees’ insurance will cover all claims that may be asserted against us. Any insurance coverage deficiency or default by lessees under their indemnification or insurance obligations may reduce our recovery of losses upon an event of loss or subject the Company to monetary losses for which recovery is unavailable.
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
By virtue of holding title to engines and aircraft, parties suffering damage as a result of the malfunction of an engine or aircraft may assert that lessors are strictly liable for the resulting losses. Such liability may be asserted even where the lessor is not directly controlling the operation of the relevant aircraft. While we maintain contingent insurance covering losses not covered by our lessees’ insurance, such coverage may not be available in circumstances in which the lessees’ insurance coverage is insufficient. In addition, if a lessee is not obligated to maintain sufficient insurance, we may incur the costs of additional insurance coverage during the related lease. Under certain of our debt facilities, we are required to obtain political risk insurance for leases to lessees in specified jurisdictions. We can give no assurance that such insurance will be available at commercially reasonable rates, if at all.
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

Our U.S. and international operations and warehouse facilities are susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, wildfires, typhoons, and similar natural disasters, public health emergencies, as well as power outages, telecommunications failures, and similar events. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and other natural disasters.
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
The value of a particular model of engine depends heavily on the types of aircraft on which it may be installed and the supply of available engines. We believe engine values tend to be relatively stable so long as there is sufficient demand for the host aircraft. The demand for aircraft depends on numerous factors, including age, technology, and customer preference. We believe the value of an engine begins to decline rapidly once the host aircraft begins to be retired from service and/or is used for spare parts in significant numbers. Certain types of engines and aircraft may be used in significant numbers by commercial aircraft operators that are currently experiencing financial difficulties. If such operators were to file for protection under bankruptcy laws or commence liquidation or similar proceedings, the resulting over-supply of engines and aircraft from these operators could have an adverse effect on the demand for the affected engine and aircraft types and the value of such aviation equipment.
Upon termination of a lease, we may be unable to enter into new leases or sell the affected aviation equipment on acceptable terms.
We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable equipment. Upon termination of a lease, we seek to enter a new lease, sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner or at all, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our equipment. As of December 31, 2024, engines on-lease with lease terms of 12 months or less and engines off-lease constituted approximately 75% of our assets. These engines may frequently need to be remarketed, which could drive up our operating costs associated with such equipment. Such higher operating costs could have a material, adverse impact on our results of operations and profitability.
Although leases of engines account for most of our revenue, leases of aircraft expose us to greater risks than leases of engines and these risks could materially impact our financial condition and results of operations.
We are exposed to a number of risks related to our aircraft leasing activities. For example, leases of aircraft subject us to greater maintenance risks because the maintenance fees we charge may not cover aircraft maintenance costs that may be higher than anticipated. In addition, we face greater credit risk from lessees in this line of business as the assets that we lease to them tend to have higher net book values than individual engines. Moreover, aircraft technology is constantly improving and, as a result, particular models and types of aircraft tend to become less in demand and ultimately obsolete over time as newer, more advanced and efficient aircraft become available. Consequently, we may experience difficulty in leasing or selling aircraft. Any of these risks could have a material adverse impact on our financial condition and results of operations.

We carry the risk of maintenance for our leased assets. Our maintenance reserves may be inadequate or lessees may default on their obligations to perform maintenance, which could increase our expenses.
Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long-term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. As of December 31, 2024, 65 of our leases comprising approximately 24% of the net book value of our on-lease assets do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.
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
Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft and our ability to re-lease the engines and aircraft in a timely manner following termination of the leases.
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
Pursuant to our leases, the lessees are primarily responsible for maintaining the engines or aircraft, keeping related records and complying with governmental directives and manufacturer requirements. Certain lessees have experienced, and may experience in the future, difficulties meeting their maintenance and recordkeeping obligations as specified by the terms of our leases.
Our ability to determine the condition of the engines or aircraft and whether the lessees are properly maintaining our assets is generally limited to the lessees’ reporting of monthly usage and any maintenance performed, confirmed by periodic inspections performed by us and third parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:
•grounding of the related engine or aircraft;
•repossession that would likely cause us to incur additional and potentially substantial expenditures to restore the engine or aircraft to an acceptable maintenance condition;
•a need to incur additional costs and devote resources to recreate the records prior to the sale or lease of the engine or aircraft;
•loss of lease revenue while we perform refurbishments or repairs and recreate records; and
•a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine or aircraft.
Any of these events may adversely affect the value of the engine or aircraft, unless and until remedied, and reduce our revenues and increase our expenses. If aviation equipment is damaged during a lease and we are unable to recover our damages from the lessee or though insurance, we may incur a loss.
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
As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any time, investors should expect some lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2024, we had an aggregate of approximately $3.9 million in lease rent and $3.6 million in maintenance reserve payments more than 30 days past due, compared to $10.5 million in lease rent and $8.9 million in maintenance reserve payments more than 30 days past due as of December 31, 2023. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.
We may not correctly assess the credit risk of each lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may be unable to meet their financial and other obligations under our leases in the future. A delayed, reduced, or missed rental payment from a lessee may decrease our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness or to comply with financial covenants in our loan documents (see “Our Financing Facilities Impose Restrictions on our Operations”). While we typically experience some level of delinquency under our leases, default levels may increase over time, particularly as our portfolio of engines and aircraft ages or if economic conditions deteriorate.
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
Risks Related to Our Orders of New Engines
We have committed to purchase new engines in 2025 with an aggregate value of up to $107.6 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:
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
We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our purchasing or redeeming stock, or declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST III, WEST IV, WEST V, WEST VI, and WEST VII, as well as the loans under our senior secured warehouse credit facility, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we request or require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.
We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.
We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month term Secured Overnight Financing Rate (“SOFR”), so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place, or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. One-month term SOFR was approximately 4.37% and 5.38% on December 31, 2024 and 2023, respectively.

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
Each of the WEST finance vehicles and our senior secured warehouse credit facility have various limitations on how we, as servicer, are allowed to manage the trusts. These restrictions include, but are not limited to, total replacement funds held during a given 12-month period and lifetime of the trust, below value dispositions as well as limitations on sales subject to part out agreements.
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

In prior years, inflation rates have increased throughout the U.S. economy. Increased inflation rates can adversely affect us by increasing our costs of labor, goods, and other operating costs and may reduce demand for air travel. In addition, inflation is often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor and other costs of providing service. Continued inflationary pressures could impact our profitability and have a material adverse effect on our business, results of operations and financial condition.

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
•changes in dividends on our common stock;
•changes in financial estimates by us;
•the level, direction and volatility of interest rates and expectations of changes in rates;
•the market for securities similar to our common stock;
•changes in our capital structure, including additional issuances by us of debt or equity securities; and
•failure to maintain effective internal controls over financial reporting.
As it relates to changes in dividends on our common stock, the declaration and payment of future dividends are dependent on many factors, including, but not limited to, our financial condition, and are at the discretion of the Company’s Board of Directors. If the Company fails to meet expectations related to dividends, the price of the Company’s common stock may decline. In addition, the U.S. stock markets have experienced price and volume volatility that have affected many companies’ stock prices, often for reasons unrelated to the operating performance of those companies.
Risks Related to Our Foreign Operations
A substantial portion of our lease revenue comes from foreign customers, subjecting us to divergent regulatory requirements.
For the year ended December 31, 2024, approximately 69% of our lease rent revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations, and judicial procedures may not be as protective of lessor rights as those which apply in the U.S. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. We also can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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
We are also exposed to the specific economic, geopolitical and political conditions and associated risks of the Asia-Pacific and European regions. These risks can include economic recessions, regional impacts of epidemic diseases, burdensome local regulations, armed conflicts or, in extreme cases, increased risks of requisition or other loss of our engines and aircraft and risks of wide-ranging sanctions prohibiting us from leasing in certain jurisdictions. These risks can be exacerbated in jurisdictions where we have a concentration of customers or assets. An adverse geopolitical, political or economic event in any region or country in which our lessees or our engines and aircraft are concentrated could affect the ability of our lessees to meet their obligations to us, expose us to legal or political risks associated with the affected jurisdictions, or impact our ability to recover our assets all of which could have a material and adverse effect on our financial condition, cash flows, liquidity and results of operations and our ability to comply with financial covenants.
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
As a result of new or threatened tariffs, sanctions and/or impediments to trade, both from the U.S. and other countries, there may be greater restrictions and economic disincentives on international trade. The new or threatened tariffs, sanctions and other changes in trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing tariffs and/or economic sanctions on certain U.S. goods. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. A significant portion of our business could be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry, and the global demand for our products and services, and as a result, could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Small Size and Corporate Structure
Intense competition in our industry, particularly with major companies with substantially greater financial, personnel, marketing and other resources, could cause our revenues and business to suffer.
The engine and aircraft leasing and related services industry is highly competitive and global. Our primary competitors include AerCap Holdings N.V., Shannon Engine Support Ltd., Pratt & Whitney, Rolls-Royce Partners Finance, Engine Lease Finance Corporation, FTAI Aviation LTD., MTU Aero Engines Holding AG, SMBC Aero Engine Lease B.V., and StandardAero, Inc.
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
Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit and senior secured warehouse credit banks have a lien on all of our assets, including our residual interests in WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL. Due to WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, WEST VII’s, and WWFL’s bankruptcy remote structures, that interest is subject to the prior payments of WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, WEST VII’s, and WWFL’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, WEST VII’s, and WWFL’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.
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
We are effectively controlled by one principal stockholder who has the power to contest the outcome of most matters submitted to the stockholders for approval and to affect our stock prices adversely if he were to sell substantial amounts of his common stock.
Charles F. Willis, IV, who is the founder of WLFC and currently serves as our Executive Chairman, has served as a Director since our establishment in 1985, served as Chief Executive Officer from 1985 until April 2022, served as President until July 2011, and has served as Chairman of the Board of Directors from 1996 until April 2022, when he became Executive Chairman.
As of December 31, 2024, Mr. Willis beneficially owned or had the ability to direct the voting of 3,018,806 shares of our common stock, representing approximately 42% of the issued shares of our common stock. As a result, Mr. Willis effectively controls the Company and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the Company's board of directors. This concentration of ownership and decision making may make it more difficult for other stockholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our Company. In addition, future sales by Mr. Willis of substantial amounts of the Company’s common stock, or the potential for such sales, could adversely affect the prevailing market price of the Company’s common stock.
Our business might suffer if we were to lose the services of certain key employees.
Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Executive Chairman, could have a material adverse effect on our business as our key employees have knowledge of our industry and customers and would be difficult to replace.
We are the servicer and administrative agent for the WEST III, WEST IV, WEST V, WEST VI, and WEST VII facilities and the servicer agent for WWFL, and our cash flows would be materially and adversely affected if we were removed from these positions.
We are the servicer and administrative agent with respect to engines in the WEST III, WEST IV, WEST V, WEST VI, and WEST VII facilities and the servicer agent with respect to engines in WWFL. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in each case) and 2.0% as administrative agent of the aggregate net rents actually received by WEST III, WEST IV, WEST V, WEST VI, and WEST VII on their engines. We receive monthly fees of 8.0% as servicer (3.5% of which is subordinated in each case) of the aggregate net rents actually received by WWFL for WWFL engines. We may be removed as servicer and or administrative agent of our WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL facilities by an affirmative vote of a requisite number of the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL note holders. Such vote could happen upon the occurrence of certain specified events as outlined in the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL servicing and or administrative agency agreements.
As of December 31, 2024, we were in compliance with the financial covenants set forth in the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL servicing and or administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as servicer and or administrative agent for the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and or WWFL facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated VIE’s WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.
Provisions in Delaware law and our charter and bylaws might prevent or delay a change of control.

Certain provisions of law, our amended certificate of incorporation, bylaws and amended rights agreement could make the following more difficult: (1) an acquisition of us by means of a tender offer, a proxy contest or otherwise, and (2) the removal of incumbent officers and directors.
Our board of directors has authorized the issuance of shares of Series A Preferred Stock, by us and to Development Bank of Japan Inc. (“DBJ”), with American Stock Transfer and Trust Company serving as rights agent. The rights agreement could make it more difficult to proceed with and tends to discourage a merger, tender offer or proxy contest. Our amended certificate of incorporation also provides that stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent and, in certain circumstances relating to acquisitions or other changes in control, requires an 80% super majority vote of all outstanding shares of our common stock. Our bylaws also limit the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

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

GOVERNANCE

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

ITEM 2.    PROPERTIES

Our principal offices are located in Coconut Creek, Florida where we own 60,000 square feet of office and warehouse space. We also own 130,000 square feet of office and warehouse space in Bridgend, Wales, UK. We lease 60,000 square feet of hangar and office space in Darlington, UK. We lease 45,000 square feet of warehouse space in Pompano Beach, Florida. We sub-lease 1,615 square feet of office and warehouse space for our operations in San Diego, California. We lease 4,166 square feet of office space in Dublin, Ireland and 1,348 square feet of office space in London, UK. We also lease facilities for sales and operations in Larkspur, California; Shanghai, China; Singapore; Blagnac, France; and Gandhinagar, India.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is listed on the Nasdaq Global Market under the symbol WLFC. As of March 3, 2025, there were 5,567 shareholders of record of our Common Stock.

We paid $10.7 million in dividends to our common shareholders during the year ended December 31, 2024. The declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our business, financial condition and results of operations and other factors deemed relevant by our Board of Directors from time to time.

In September 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with DBJ, which refinanced the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (the “Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share. The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrued at the rate per annum of 8.5% per share thereafter through September 26, 2024. The Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. The Series A Preferred Stock has a redemption price of $20.00 per share plus dividends accrued but not paid.

The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	93,863
2023 Stock Incentive Plan	—	n/a	1,592,342
Total	—	n/a	1,686,205

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

As of December 31, 2024, the Company had granted 2,052,254 RSAs under the 2023 Plan and prior plans and has 1,592,342 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. During 2024 and 2023, no shares were repurchased. At December 31, 2024, approximately $39.6 million was available to purchase shares under the plan. As of December 31, 2024, the total number of shares of common stock issued was approximately 7.2 million.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

A discussion of our results of operations for our fiscal year ended December 31, 2023 compared to the year ended December 31, 2022 is included our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of December 31, 2024, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. As of December 31, 2024, we had 70 lessees in 37 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2024, we had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented, in aggregate, 354 engines, 16 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2024, we also managed 277 engines, aircraft and related equipment on behalf of other parties.

Willis Aero is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft engines. As of December 31, 2024, we had $72.2 million in spare parts inventory. Willis Asset Management is a wholly-owned and vertically-integrated subsidiary whose primary focus is the engine management and consulting business.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owned a lease portfolio of 50 engines with a net book value of $328.9 million at December 31, 2024. Our investment in the joint venture was $44.8 million as of December 31, 2024.

In 2014 we entered into an agreement with CASC to participate in CASC Willis, a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of four engines with a net book value of $37.3 million as of December 31, 2024. Our investment in the joint venture was $17.9 million as of December 31, 2024.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income a provision for bad debts based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2024, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. Under these leases, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 17% residual value. The marine vessel is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. When we pay for major overhauls, which improve functionality or extend the original useful life, they are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2024, 14 engines having a net book value of $11.6 million were depreciated under this policy with estimated remaining useful lives up to 34 months.

Asset Valuation. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. When a long-lived asset is written down and moved to equipment held for sale from equipment held for lease, it is no longer depreciated.

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

If the forecasted undiscounted cash flows and fair value of our long-lived assets decrease in the future, we may incur impairment charges. Write-downs of equipment to their estimated fair values totaled $11.2 million for the year ended December 31, 2024, primarily reflecting an adjustment of the carrying value of one airframe and 11 engines. As of December 31, 2024, included within equipment held for lease and equipment held for sale was $50.8 million in remaining book value of 16 assets which were previously written down.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue is summarized as follows:

	Years Ended December 31,
	2024	2023	% Change
	(dollars in thousands)
Lease rent revenue	$238,236	$213,138	11.8%
Maintenance reserve revenue	213,908	133,668	60.0%
Spare parts and equipment sales	27,099	20,359	33.1%
Interest revenue	11,683	8,721	34.0%
Gain on sale of leased equipment	45,063	10,581	325.9%
Maintenance services revenue	24,158	24,168	—%
Other revenue	9,076	7,920	14.6%
Total revenue	$569,223	$418,555	36.0%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $25.1 million, or 11.8%, to $238.2 million for the year ended December 31, 2024 from $213.1 million for the year ended December 31, 2023. The increase is primarily due to an increase in the average size of the portfolio as compared to that of the prior period, offset by a slight decrease in average utilization (based on net book value) of equipment held in our operating lease portfolio, primarily as a result of the Company’s significant purchases of engines during December 2024, the majority of which were off-lease as of December 31, 2024.

Two customers accounted for approximately 11% each of total lease rent revenue during the year ended December 31, 2024. One customer accounted for approximately 15% of total lease rent revenue during the year ended December 31, 2023.

As of December 31, 2024, the Company had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases. As of December 31, 2023, the Company had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 83% and 84% for the years ended December 31, 2024 and 2023, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue for the year ended December 31, 2024 increased $80.2 million, or 60.0%, to $213.9 million from $133.7 million for the year ended December 31, 2023. Long-term maintenance revenue was $39.4 million for the year ended December 31, 2024 compared to $15.4 million for the year ended December 31, 2023. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Engines out on lease with “non-reimbursable” usage fees generated $174.5 million of short-term maintenance revenues for the year ended December 31, 2024 compared to $118.3 million for the year ended December 31, 2023, an increase of $56.2 million or 47.5%. The increase in short-term maintenance reserve revenue was influenced by an increase in the number of engines on short-term lease conditions, the timing of recognition of in-substance fixed payments, and the systematic, contractual increase in the hourly and cyclical usage rates on our engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2024 increased by $6.7 million, or 33.1%, to $27.1 million compared to $20.4 million for the year ended December 31, 2023. The increase in spare parts sales reflects the demand for surplus material that we are seeing as operators extend the lives of their current generation engine portfolios. Equipment sales for the year ended December 31, 2024 were $1.0 million for the sale of one engine. There were no equipment sales for the year ended December 31, 2023.

Interest Revenue. Interest revenue increased by $3.0 million, or 34.0%, to $11.7 million for the year ended December 31, 2024, from $8.7 million for the year ended December 31, 2023. The increase primarily reflects an increase in notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor and on sales-type leases.

Gain on Sale of Leased Equipment. During the year ended December 31, 2024, we sold 35 engines, eight airframes, and other parts and equipment from the lease portfolio for a net gain of $45.1 million. During the year ended December 31, 2023, we sold 28 engines, one airframe, and other parts and equipment from the lease portfolio for a net gain of $10.6 million.

Maintenance Services Revenue. Maintenance services revenue predominantly represents fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services to third-party customers. Maintenance services revenue remained relatively flat for the year ended December 31, 2024.

Other Revenue. Other revenue increased by $1.2 million, or 14.6%, to $9.1 million for the year ended December 31, 2024 from $7.9 million in 2023. Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the WMES lease portfolio. The increase for the year ended December 31, 2024 compared to that of the prior year primarily reflects increased managed service revenue. These services include management of the WMES lease portfolio, which occurs on an ongoing basis, as well as marketing, which occurs on a transactional basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.5 million, or 1.7%, to $92.5 million for the year ended December 31, 2024 compared to $90.9 million for the year ended December 31, 2023. The increase is primarily due to an increase in the size of our lease portfolio.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $7.6 million, or 50.3%, to $22.9 million for the year ended December 31, 2024 compared to $15.2 million in the prior year period, reflecting the increase in spare parts and equipment sales. Cost of equipment sales were $0.1 million for the year ended December 31, 2024. There were no equipment or cost of equipment sales for the year ended December 31, 2023.

Cost of Maintenance Services. Cost of maintenance services increased by $3.3 million, or 15.6%, to $24.5 million for the year ended December 31, 2024, compared to $21.2 million for the for the year ended December 31, 2023. The increase is primarily related to an increase in personnel costs, as a result of expansion of our aircraft tear down and repair services business, as well as an increase in facility related costs.

Write-down of Equipment. Write-downs of equipment to their estimated fair values totaled $11.2 million for the year ended December 31, 2024, primarily reflecting an adjustment of the carrying value of one airframe and 11 engines. Write-downs of equipment to their estimated fair values totaled $4.4 million for the year ended December 31, 2024, primarily reflecting an adjustment of the carrying value of two airframes and five engines.

General and Administrative Expenses. General and administrative expenses increased by $31.0 million, or 26.8%, to $146.8 million for the year ended December 31, 2024 compared to $115.7 million in 2023. The increase primarily reflects a $35.5 million increase in personnel costs, partially offset by a $3.3 million decrease in other taxes related to international tax treaties. Increased personnel costs included approximately $14.4 million of costs related directly and indirectly to share-based compensation, which was influenced by the rapid appreciation of the market value of the Company’s common stock. Share-based compensation included one-time special awards of $3.0 million and $1.7 million made at the direction of the Compensation Committee of the Board of Directors of the Company to our Executive Chairman and our President, respectively. Further, incentive compensation increased by $9.2 million as a result of full-year business performance to date as the Company’s incentive compensation expense has historically been formulaically derived from consolidated pre-tax, pre-incentive compensation earnings.

Technical Expense. Technical expenses consist of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage, and freight costs. These expenses decreased by $5.8 million, or 20.7%, to $22.3 million for the year ended December 31, 2024, compared to $28.1 million in 2023. The decrease is primarily due to a lower level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased by $26.0 million, or 33.0%, to $104.8 million for the year ended December 31, 2024, from $78.8 million for the year ended December 31, 2023, primarily due to an overall higher level of debt obligations, including increased borrowing costs. Interest expense associated with WEST VII Series A 2023 term notes payable increased by $25.0 million for the year ended December 31, 2024, as the notes payable was not issued until late 2023. Further, there was additional interest expense of $6.6 million for the year ended December 31, 2024 associated with WWFL, as the senior secured warehouse facility was not entered into until 2024. Additionally, derivative-related receipts were $12.0 million for the year ended December 31, 2024, as compared to $23.4 million for the year ended December 31, 2023, as certain swap positions ran off. These increases were offset by a decrease in interest expense of $18.2 million associated with the Company’s credit facility for the year ended December 31, 2024, due to a decrease in the average outstanding balance of the credit facility over the course of the year.

Income Taxes. Income tax expense for the year ended December 31, 2024 increased by $20.7 million, or 88.6% to $44.0 million from $23.3 million for the comparable period in 2023. The effective tax rate for the years ended December 31, 2024 and December 31, 2023 was 28.8% and 34.8%, respectively. The decrease in the effective tax rate was predominantly due to a decrease in state taxes as a percentage of the overall rate.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, the Company had $132.5 million of cash, cash equivalents, and restricted cash. At December 31, 2024, $7.3 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries.

We generate significant cash flow from our core business as evidenced by our net cash provided by operating activities, which was $284.4 million in 2024. Beyond cash provided through operations, we generally fund the growth of our business through a combination of equity and corporate borrowings secured by our equipment lease portfolio. Cash of approximately $1.3 billion and $625.7 million in the years ended December 31, 2024 and 2023, respectively, was derived from this borrowing activity. In these same time periods $840.0 million and $665.5 million, respectively, was used to pay down related debt.

Our credit facility and senior secured warehouse credit facility are our primary source of capital to grow our business. We also access the ABS and other markets to establish term fixed rate debt financing to better match our long-lived assets. The ABS market continues to be open for issuers like the Company. Refer to Note 5 of the consolidated financial statements for a detailed discussion of the Company’s debt obligations.

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

In September 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with DBJ, which refinanced and expanded the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (the “Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share. The net proceeds after deducting issuance costs were $13.1 million.

The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrued at the rate per annum of 8.5% per share thereafter through September 26, 2024. The Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2024 and 2023, the Company paid total preferred stock dividends of $3.5 million and $3.2 million, respectively.

Cash Flows Discussion

Cash flows provided by operating activities were $284.4 million and $229.7 million in the years ended December 31, 2024 and 2023, respectively. The $54.7 million, or 23.8%, increase in operating cash flows was primarily driven by a 60.0% increase in maintenance reserve revenue, reflecting increased levels of usage fees resulting from high levels of travel and supply chain constraints. Additionally, payments received on sales-type leases increased $25.9 million, and changes in receivables contributed to $38.5 million of incremental operating cash flows as collections improved. Partially offsetting these increases in operating cash flows was a year over year $29.5 million decline in cash flows from changes in inventory, reflecting investment in parts of high demand engine types, and a $27.0 million decline in cash flows from changes in unearned revenue driven by the increase in long-term maintenance revenue recognition. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits, and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 74% and 84%, by book value, of our assets were on-lease as of December 31, 2024 and 2023, respectively. Our year-end 2024 on-lease rate was influenced by a large, late December 2024 purchase of nine off-lease Pratt & Whitney GTF Advantage™ engines. The average utilization rate for the years ended December 31, 2024 and 2023 was approximately 83% and 84%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $764.9 million for the year ended December 31, 2024 and primarily reflected $830.5 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), and $101.8 million related to leases entered into during 2024 which were classified as notes receivable under ASC 842, partly offset by $171.2 million in proceeds from sales of equipment (net of selling expenses). Cash flows used in investing activities were $92.8 million for the year ended December 31, 2023 and primarily reflected $163.6 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), and $15.4 million related to a lease entered into during 2023 which was classified as a note receivable under ASC 842, partly offset by $85.1 million in proceeds from sales of equipment (net of selling expenses).

Cash flows provided by financing activities for the year ended December 31, 2024 were $445.0 million and primarily reflected $1,305.7 million and $13.1 million in proceeds from the issuance of debt obligations and preferred stock, respectively, partly offset by $840.0 million in principal payments, $11.6 million in new debt issuance costs, and $10.7 million in common stock cash dividends paid. Cash flows used in financing activities for the year ended December 31, 2023 were $57.9 million and primarily reflected $665.5 million in principal payments and $9.4 million in new debt issuance costs, partly offset by $625.7 million in proceeds from the issuance of debt obligation.

Debt Obligations and Covenant Compliance

At December 31, 2024, debt obligations totaled $2,264.6 million, net of unamortized debt issuance costs and note discounts, payable with interest rates varying between approximately 2.3% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part II, Item 8 of this Form 10-K.

In October 2024, the Company entered into a new, $1.0 billion, five-year, revolving credit facility with a consortium of lenders, refinancing its $500.0 million credit facility. The purpose of the revolving credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2024 and 2023, $307.0 million and $355.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, some subsidiaries except WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

In May 2024, WWFL, a wholly-owned subsidiary of the Company, entered into a secured credit agreement with the Bank of Utah as security trustee and administrative agent and Bank of America, N.A. as facility agent. The secured credit agreement provides for a five-year non-recourse, senior secured warehouse credit facility with an availability period of two years and an initial committed amount of up to $500.0 million. The purpose of the senior secured warehouse credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2024, $278.1 million was available under this facility. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the senior secured warehouse credit facility. Pursuant to the secured warehouse credit facility, some subsidiaries except WEST III, WEST IV, WEST V, WEST VI, and WEST VII jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets of WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity or WWFL. WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL are consolidated for financial statement presentation purposes. WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, WEST VII’s, and WWFL’s abilities to make distributions and pay dividends to the Company are subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL, cash is collected in restricted accounts, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

Virtually all of the Company’s debt requires ongoing compliance with the covenants of each financing, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly, or annually, as required, and the Company was in full compliance with all financial covenant requirements at December 31, 2024.

At December 31, 2024, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.50 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2024, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL indentures and servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2024:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,292,726	$70,690	$462,253	$1,704,231	$55,552
Interest payments under debt obligations	548,240	132,103	239,030	172,410	4,697
Purchase obligations	374,567	107,609	266,958	—	—
Operating lease obligations	6,372	3,161	1,924	1,078	209
Total	$3,221,905	$313,563	$970,165	$1,877,719	$60,458

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing six additional new LEAP-1B engines and 15 additional new LEAP-1A engines for an aggregate total of $374.6 million by 2027. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $93.3 million and $121.4 million by 2030.

$297.1 million of variable interest payments due under debt obligations, scheduled above, are estimated by applying the interest rates applicable at December 31, 2024 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month term SOFR.

We believe our equity base, internally generated funds and existing debt facilities are sufficient to maintain our level of operations through 2025. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2024, $914.9 million of our borrowings were on a variable rate basis at various interest rates tied to one-month term SOFR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk; such investments are not intended to speculate or trade in derivative products. As of December 31, 2024, we have six interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which had remaining terms of 13 months as of December 31, 2024. One interest rate swap agreement was entered into during 2019, having a notional amount of $100.0 million, which matured during the year ended December 31, 2024. During the year ended December 31, 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, and with remaining terms of 53 months as of December 31, 2024. During the year ended December 31, 2024, the Company also entered into one fixed-rate interest swap agreement, having a notional amount of $75.0 million, and with a remaining term of 53 months as of December 31, 2024. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value. The net fair value of the interest rate swaps as of December 31, 2024 and December 31, 2023 was $11.0 million and $16.5 million, respectively, each representing an asset and reflected within Other assets on the Consolidated Balance Sheets.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all of our derivative transactions are entered into for the purposes described above, hedge accounting is only applied when specific criteria have been met and it is practical to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression at the inception of the hedge and either regression or qualitative analysis on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The Company recorded an adjustment to interest expense of $(12.0) million and $(23.4) million during the years ended December 31, 2024 and 2023, respectively, from derivative investments.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

RELATED PARTY TRANSACTIONS

Joint Ventures

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $4.8 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2024, the Company sold four engines to WMES for $50.5 million, which resulted in a net gain of $12.7 million for the Company. During 2023, WMES sold one engine to the Company for $22.3 million, and the Company sold two engines to WMES for $28.8 million, which resulted in a net gain of $6.5 million for the Company.

Other

During 2024, the Company paid approximately $0.1 million expense to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in SOFR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2024, $914.9 million of our outstanding debt is variable rate debt. We estimate that for every 1% increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $4.9 million, as compared to $0.5 million as of December 31, 2023.

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

We are also exposed to currency devaluation risk. During the years ended December 31, 2024 and 2023, 69% and 66% of our total lease rent revenues came from non-U.S. domiciled lessees, respectively. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2024, our internal control over financial reporting is effective under those criteria.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s 2024 consolidated financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. Grant Thornton’s audit report appears on page 45.

(d)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company’s Section 16 officers or directors informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

We have a long-standing commitment to ethical business conduct and compliance with applicable laws and regulations. As part of this commitment, we have adopted an Insider Trading Policy, which is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

(a) (2) Financial Statement Schedules

Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 82.

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the required information is included in the Financial Statements and Notes thereto.

(a) (3),(b) and (c):Exhibits:  The response to this portion of Item 15 is submitted below.

EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated April 28, 1998 and further amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 22, 2024.

3.2
Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, (3) Amendment to Bylaws, dated September 28, 2010, (4) Amendment to Bylaws, dated August 5, 2013, and (5) Amendment to Bylaws, dated October 7, 2016.

4.1
Rights Agreement dated as of September 24, 1999, by and between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed on October 4, 1999).

4.2
First Amendment to Rights Agreement dated as of November 30, 2000, by and between the registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 15, 2000).

4.3
Second Amendment to Rights Agreement dated as of December 15, 2005, by and between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.3.1
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

4.5
Form of Certificate of Designations of the Registrant with respect to the Series I Junior Participating Preferred Stock (formerly known as “Series A Junior Participating Preferred Stock”) (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed on March 31, 2009).

4.6
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

4.8	Description of Securities (incorporated by reference to Exhibit 4.7 to our report on Form 10-K filed March 12, 2020).
4.9
Certificate Eliminating Series I Junior Participating Preferred Stock of Willis Lease Finance Corporation dated as of October 7, 2016 (incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed October 18, 2016).

4.10
First Amendment to Second Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock, dated as of September 28, 2023 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 28, 2023)

4.11
Third Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Preferred Stock, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.2 to our report on Form 10-Q filed November 4, 2024).

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

10.11†	Employment Agreement, dated as of August 2, 2022, by and between the Registrant and Brian R. Hole (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed on November 4, 2022).
10.12†
Employment Agreement, dated as of March 2022 and effective as of April 1, 2022, by and between the Registrant and Austin C. Willis (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed on May 10, 2022).

10.13
Trust Amendment No. 2 dated as of September 9, 2016 to Amended and Restated Trust Agreement of Willis Engine Securitization Trust II dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 20, 2016).

10.14
General Supplement 2016-1 dated as of September 9, 2016 to Trust Indenture dated as of September 14, 2012 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed September 20, 2016).

10.15	Series A Preferred Stock Purchase Agreement dated as of October 11, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 18, 2016).
10.16*
Asset Purchase Agreement dated as of August 4, 2017 between the Registrant and Willis Engine Structured Trust III. (incorporated by reference to Exhibit 10.20 to our report on Form 10-Q filed on November 9, 2017).

10.17*
Security Trust Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.21 to our report on Form 10-Q filed on November 9, 2017).

10.18*
Servicing Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.22 to our report on Form 10-Q filed on November 9, 2017).

10.19*
Administrative Agency Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.23 to our report on Form 10-Q filed on November 9, 2017).

10.20*
Revolving Credit Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, BNP Paribas and the Registrant (incorporated by reference to Exhibit 10.24 to our report on Form 10-Q filed on November 9, 2017).

10.21*	Series A-2 Preferred Stock Purchase Agreement dated as of September 22, 2017 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 28, 2017).
10.22*
General Terms Agreement No. CFM-1-1028985 dated December 22, 2017 between CFM International, Inc. and the Registrant (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 15, 2018).

10.23*
Letter Agreement No. 1 to GTA No. 1-1028985 dated December 22, 2017 between CFM International, Inc. and the Registrant (incorporated by reference to Exhibit 10.27 to our report on Form 10-K filed March 15, 2018).

10.24*
General Terms Agreement No. GE-1-2299982290-2 dated May 26, 2010 by and amongst General Electric Company, GE Engine Services Distribution, LLC, the Registrant and WEST Engine Funding LLC (incorporated by reference to Exhibit 10.28 to our report on Form 10-K filed March 15, 2018).

10.25*
Letter Agreement No. 3 to GTA No. 1-2299982290 dated December 22, 2017 between General Electric Corporation and the Registrant (incorporated by reference to Exhibit 10.29 to our report on Form 10-K filed March 15, 2018).

10.26*
Amendment No. 2 to General Terms Agreement No. GE-1-2299982290-2 dated December 22, 2017 between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.30 to our report on Form 10-K filed March 15, 2018).

10.27*
Agreement by and between IAE International Aero Engines AG and the Registrant, dated March 16, 2018, to purchase spare engines (incorporated by reference to Exhibit 10.31 to our report on Form 10-Q filed May 10, 2018).

10.28
Redemption Agreement to purchase 294,787 shares of common stock dated as of March 29, 2018 between the Registrant and M3 Partners, LP (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed May 10, 2018).

10.29†	2018 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2018 Annual Meeting of Stockholders filed on April 27, 2018).
10.30*
Administrative Agency Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.34 to our report on Form 10-Q filed November 7, 2018).

10.31*
Asset Purchase Agreement dated as of August 22, 2018 between the Registrant and Willis Engine Structured Trust IV (incorporated by reference to Exhibit 10.35 to our report on Form 10-Q filed November 7, 2018).

10.32*
Trust Indenture dated as of August 22, 2018 among Willis Engine Structured Trust IV, Deutsche Bank Trust Company Americas, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 to our report on Form 10-Q filed November 7, 2018).

10.33*
Revolving Credit Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.37 to our report on Form 10-Q filed November 7, 2018).

10.34*
Servicing Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.38 to our report on Form 10-Q filed November 7, 2018).

10.35*
Security Trust Agreement dated as of August 22, 2018 among Willis Engine Structured Trust IV, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as security trustee and operating bank (incorporated by reference to Exhibit 10.39 to our report on Form 10-Q filed November 7, 2018).

10.36*
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

10.38*
Trust Indenture dated as of August 4, 2017 among Willis Engine Structured Trust III, Deutsche Bank Trust Company Americas, as trustee, the Registrant and BNP Paribas (incorporated by reference to Exhibit 4.6 to our report on Form 10-Q filed on November 9, 2017).

10.39*
Amendment No. 3 to Agreement to Purchase Spare Engines, dated March 22, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.43 to our report on Form 10-Q filed on May 8, 2019).

10.40*
Amendment No. 4 to Agreement to Purchase Spare Engines, dated June 27, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on August 7, 2019).

10.41*
Letter Agreement No. 2 to GTA No. 1-1028985 dated December 12, 2019 between CFM International, Inc. and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.43 to our report on Form 10-K filed on March 12, 2020).

10.42*
Amended and Restated Administrative Agency Agreement, dated as of March 3, 2020, among Willis Engine Structured Trust V, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed May 6, 2020).

10.43*
Asset Purchase Agreement, dated as of March 3, 2020, between the Registrant and Willis Engine Structured Trust V (incorporated by reference to Exhibit 10.46 to our report on Form 10-Q filed May 6, 2020).

10.44*
Amended and Restated Trust Indenture, dated as of March 3, 2020 among Willis Engine Structured Trust V, Deutsche Bank Trust Company Americas, as Trustee, the Registrant, and Bank of America, N.A. (incorporated by reference to Exhibit 10.47 to our report on Form 10-Q filed May 6, 2020).

10.45*
Revolving Credit Agreement, dated March 3, 2020, among Willis Engine Structured Trust V, Bank of America, N.A., and the Registrant (incorporated by reference to Exhibit 10.48 to our report on Form 10-Q filed May 6, 2020).

10.46*
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

10.48*
Excluded Property Purchase Agreement, dated as of March 3, 2020, among the Registrant, West Engine Acquisition LLC, and Willis Engine Structured Trust V (incorporated by reference to Exhibit 10.51 to our report on Form 10-Q filed May 6, 2020).

10.49*
Agreement by and between International Aero Engines, LLC and the Registrant, dated March 27, 2020, to purchase spare engines (incorporated by reference to Exhibit 10.52 to our report on Form 10-Q filed May 6, 2020).

10.50*
Letter Agreement No. 4 to GTA No. 1-2299982290 dated March 31, 2020 between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.53 to our report on Form 10-Q filed May 6, 2020).

10.51*
Used Engines Sales Agreement dated December 3, 2020 between Pratt & Whitney Engine Leasing, LLC and the Registrant (incorporated by reference to Exhibit 10.54 to our report on Form 10-K filed March 15, 2021).

10.52*	Used Engine Sales Agreement dated December 3, 2020 between [*] Engine Leasing, LLC and the Registrant (incorporated by reference to Exhibit 10.55 to our report on Form 10-K filed March 15, 2021).
10.53*
[*] Fixed Price Repair Agreement by and between the Registrant and Raytheon Technologies Corporation dated December 3, 2020 (incorporated by reference to Exhibit 10.56 to our report on Form 10-K filed March 15, 2021).

10.54*
[*] Fixed Price Repair Agreement by and between the Registrant and International Aero Engines, LLC dated December 3, 2020 (incorporated by reference to Exhibit 10.57 to our report on Form 10-K filed March 15, 2021).

10.55*
Administrative Agency Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant, U.S. Bank National Association, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.59 to our report on Form 10-Q filed August 8, 2021).

10.56*
Asset Purchase Agreement, dated as of May 17, 2021, between the Registrant and Willis Engine Structured Trust VI (incorporated by reference to Exhibit 10.60 to our report on Form 10-Q filed August 8, 2021).

10.57*#
Trust Indenture, dated as of May 17, 2021, among Willis Engine Structured Trust VI, U.S. Bank National Association, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.61 to our report on Form 10-Q filed August 8, 2021).

10.58
Revolving Credit Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.62 to our report on Form 10-Q filed August 8, 2021).

10.59
Servicing Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.63 to our report on Form 10-Q filed August 8, 2021).

10.60*
Security Trust Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, each Grantor referred to therein and from time to time made a party thereto and U.S. Bank National Association, as security trustee and operating bank (incorporated by reference to Exhibit 10.64 to our report on Form 10-Q filed August 8, 2021).

10.61*
Administrative Agency Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, the Registrant, U.S. Bank National Association, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.69 to our report on Form 10-K filed March 15, 2024).

10.62*
Asset Purchase Agreement, dated as of October 31, 2023, between the Registrant and Willis Engine Structured Trust VII (incorporated by reference to Exhibit 10.70 to our report on Form 10-K filed March 15, 2024).

10.63*
Trust Indenture, dated as of October 31, 2023, among Willis Engine Structured Trust VII, U.S. Bank National Association, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.71 to our report on Form 10-K filed March 15, 2024).

10.64*
Revolving Credit Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.72 to our report on Form 10-K filed March 15, 2024).

10.65
Servicing Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.73 to our report on Form 10-K filed March 15, 2024).

10.66*
Security Trust Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, each Grantor referred to therein and from time to time made a party thereto and U.S. Bank National Association, as security trustee and operating bank (incorporated by reference to Exhibit 10.74 to our report on Form 10-K filed March 15, 2024).

10.67*
Secured Credit Agreement, dated as of May 3, 2024, among Willis Warehouse Facility, LLC, as Borrower, Bank of Utah, as Security Trustee and Administrative Agent, Bank of America, N.A., as Facility Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed August 2, 2024).

10.68*
Servicing Agreement, dated as of May 3, 2024, among Willis Warehouse Facility LLC, the Registrant, as Servicer, and each Serviced Group Member (incorporated by reference to Exhibit 10.2 to our report on Form 10-Q filed August 2, 2024).

10.69*
Security Agreement, dated as of May 3, 2024, among Willis Warehouse Facility, LLC as Borrower, Bank of Utah, as Security Trustee and the other Grantors party thereto (incorporated by reference to Exhibit 10.3 to our report on Form 10-Q filed August 2, 2024).

10.70*	Pledge Agreement, dated as of May 3, 2024, among Registrant, and Bank of Utah, as Security Trustee (incorporated by reference to Exhibit 10.4 to our report on Form 10-Q filed August 2, 2024).
10.71*
Contract to Purchase [*] Spare Engines and QEC Kits dated June 19, 2024 between International Aero Engines, LLC and Registrant (incorporated by reference to Exhibit 10.5 to our report on Form 10-Q filed August 2, 2024).

10.72*	Series A Preferred Stock Purchase Agreement, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed November 4, 2024).
10.73†	Employment Agreement, dated as of October 8, 2024, by and between the Company and Brian R. Hole (incorporated by reference to Exhibit 10.3 to our report on Form 10-Q filed November 4, 2024).
10.74*	Credit Agreement, dated as of October 31, 2024, among, inter alia, the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.
10.75	Limited Waiver No. 1 to Credit Agreement, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors party thereto.
10.76	Contract to Purchase PW1133G-JM Spare Engines, dated as of December 17, 2024, by and between International Aero Engines, LLC and the Registrant.
19.1	Insider Trading Policy.

21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:	March 11, 2025

Willis Lease Finance Corporation

		By:	/s/ AUSTIN C. WILLIS
Austin C. Willis
Chief Executive Officer and Director

Dated:	Title	Signature

Date: March 11, 2025	Chief Executive Officer and Director	/s/ AUSTIN C. WILLIS
	(Principal Executive Officer)	Austin C. Willis

Date: March 11, 2025	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Financial and Accounting Officer)	Scott B. Flaherty

Date: March 11, 2025	Director	/s/ BRENDAN J. CURRAN
Brendan J. Curran

Date: March 11, 2025	Director	/s/ STEPHEN F. JONES
Stephen F. Jones

Date: March 11, 2025	Director	/s/ COLM BARRINGTON
Colm Barrington

Date: March 11, 2025	Executive Chairman and Director	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of equipment held for operating lease

As described further in Notes 1(d) and 8 to the consolidated financial statements, the Company reviews its equipment held for operating lease (which is inclusive of certain failed sale-leaseback transactions classified as notes receivable and investments in sales-type leases), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and annually, for certain equipment held for operating lease. With respect to the annual review, indicators of impairment are identified by review of independent appraisals. If an indicator of impairment is identified, the Company performs an analysis of undiscounted forecasted cash flows over the life of the asset as compared to the asset book value. When an asset’s undiscounted forecasted cash flows are less than the book value, an impairment charge is recorded for the difference between carrying value and fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. As a result of the annual impairment test, the Company recorded impairment charges of $6.3 million for the year ended December 31, 2024. As of December 31, 2024, the balance of equipment held for operating lease, notes receivable and investments in sales-type leases was $2.6 billion, $184 million and $22 million, respectively. We identified the valuation of equipment held for operating lease as a critical audit matter.

The principal considerations for our determination that the valuation of equipment held for operating lease is a critical audit matter are that subjective auditor judgment was required to evaluate: (i) the assumptions used by management engaged independent appraisers, including the accuracy of data provided to management’s specialist to determine the fair value; and (ii) the assumptions used by management to calculate the undiscounted future cash flows, including assumptions of estimated lease rates, maintenance revenues, future shop visits and remaining lease periods.

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

•Evaluated the reasonableness of the following assumptions used in the undiscounted cash flows by comparing them to historical and Company specific data: estimated lease rates, maintenance revenues, future shop visits and remaining lease periods;

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
March 11, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 11, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 11, 2025

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$9,110	$7,071
Restricted cash	123,392	160,958
Equipment held for operating lease, less accumulated depreciation of $613,118 and $594,293 at December 31, 2024 and 2023, respectively	2,635,910	2,112,837
Maintenance rights	31,134	9,180
Equipment held for sale	12,269	805
Receivables, net of allowances of $1,316 and $2,311 at December 31, 2024 and 2023, respectively	38,291	58,485
Spare parts inventory	72,150	40,954
Investments	62,670	58,044
Property, equipment & furnishings, less accumulated depreciation of $22,784 and $19,374 at December 31, 2024 and 2023, respectively	48,061	37,160
Intangible assets, net	2,929	1,040
Notes receivable, net of allowances of $247 and $69 at December 31, 2024 and 2023, respectively	183,629	92,621
Investments in sales-type leases, net of allowances of $22 and $9 at December 31, 2024 and 2023, respectively	21,606	8,759
Other assets	56,045	64,430
Total assets (1)	$3,297,196	$2,652,344

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$75,983	$52,937
Deferred income taxes	185,049	147,779
Debt obligations	2,264,552	1,802,881
Maintenance reserves	97,817	92,497
Security deposits	23,424	23,790
Unearned revenue	37,911	43,533
Total liabilities (2)	2,684,736	2,163,417

Redeemable preferred stock ($0.01 par value, 5,000 shares authorized; 3,250 shares and 2,500 issued at December 31, 2024 and December 31, 2023, respectively)	63,122	49,964

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 7,173 and 6,849 shares issued at December 31, 2024 and 2023, respectively)	72	68
Paid-in capital in excess of par	50,928	29,667
Retained earnings	491,439	397,781
Accumulated other comprehensive income, net of income tax expense of $1,981 and $3,276 at December 31, 2024 and 2023, respectively	6,899	11,447
Total shareholders’ equity	549,338	438,963
Total liabilities, redeemable preferred stock and shareholders’ equity	$3,297,196	$2,652,344
________________________________________________________
1.Total assets at December 31, 2024 and 2023 include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $123,392 and $160,958; Equipment $1,681,197 and $1,518,050; Maintenance rights $12,708 and $7,806; Notes receivable $139,853 and $91,960; Investments in sales-type leases $17,752 and $3,564; and Other assets $11,973 and $13,339, respectively.

2.Total liabilities at December 31, 2024 and 2023 include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,518,391 and $1,411,680, respectively. Further, refer to Note 10 of the consolidated financial statements for details of the Company’s commitments and contingencies.
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023
REVENUE
Lease rent revenue	$238,236	$213,138
Maintenance reserve revenue	213,908	133,668
Spare parts and equipment sales	27,099	20,359
Interest revenue	11,683	8,721
Gain on sale of leased equipment	45,063	10,581
Maintenance services revenue	24,158	24,168
Other revenue	9,076	7,920
Total revenue	569,223	418,555

EXPENSES
Depreciation and amortization expense	92,460	90,925
Cost of spare parts and equipment sales	22,852	15,207
Cost of maintenance services	24,470	21,159
Write-down of equipment	11,228	4,398
General and administrative	146,757	115,740
Technical expense	22,294	28,109
Net finance costs:
Interest expense	104,764	78,795
Total net finance costs	104,764	78,795
Total expenses	424,825	354,333

Income from operations	144,398	64,222
Income from joint ventures	8,247	2,908
Income before income taxes	152,645	67,130
Income tax expense	44,033	23,349
Net income	108,612	43,781
Preferred stock dividends	4,126	3,334
Accretion of preferred stock issuance costs	108	75
Net income attributable to common shareholders	$104,378	$40,372

Basic weighted average earnings per common share:	$15.97	$6.40
Diluted weighted average earnings per common share:	$15.34	$6.23

Basic weighted average common shares outstanding	6,536	6,305
Diluted weighted average common shares outstanding	6,804	6,481
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2024	2023
Net income	$108,612	$43,781
Other comprehensive income:
Currency translation adjustment	(414)	(523)
Unrealized loss on derivative instruments	(5,472)	(18,309)
Reclassification of gain on derivative instruments to interest expense	—	(247)
Unrealized loss on derivative instruments at joint venture	(205)	(530)
Net loss recognized in other comprehensive income	(6,091)	(19,609)
Tax benefit related to items of other comprehensive income	(1,349)	(4,313)
Other comprehensive loss	(4,742)	(15,296)
Total comprehensive income	$103,870	$28,485
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Years Ended December 31, 2024 and 2023
(In thousands, except per share data)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2022	2,500	$49,889	6,615	$66	$20,386	$357,493	$26,743	$404,688
Net income	—	—	—	—	—	43,781	—	43,781
Net unrealized loss from currency translation adjustment, net of tax benefit of $115	—	—	—	—	—	—	(408)	(408)
Net unrealized loss from derivative instruments, net of tax benefit of $4,143	—	—	—	—	—	—	(14,696)	(14,696)
Net realized gain from derivative instruments, net of tax expense of $55	—	—	—	—	—	—	(192)	(192)
Shares issued under stock compensation plans	—	—	345	3	271	—	—	274
Cancellation of restricted stock units in satisfaction of withholding tax	—	—	(111)	(1)	(5,792)	—	—	(5,793)
Stock-based compensation, net of forfeitures	—	—	—	—	14,802	—	—	14,802
Accretion of preferred shares issuance costs	—	75	—	—	—	(75)	—	(75)
Preferred stock dividends ($1.33 per share)	—	—	—	—	—	(3,334)	—	(3,334)
Cumulative effect due to adoption of new accounting standard	—	—	—	—	—	(84)	—	(84)
Balances at December 31, 2023	2,500	49,964	6,849	68	29,667	397,781	11,447	438,963
Net income	—	—	—		—	108,612	—	108,612
Net unrealized loss from currency translation adjustment, net of tax benefit of $105	—	—	—	—	—	—	(309)	(309)
Net unrealized loss from derivative instruments, net of tax benefit of $1,244	—	—	—	—	—	—	(4,239)	(4,239)
Shares issued under stock compensation plans	—	—	470	5	257	—	—	262
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(146)	(1)	(8,243)	—	—	(8,244)
Stock-based compensation, net of forfeitures	—	—	—	—	29,247	—	—	29,247
Issuance of preferred stock	750	13,050	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	108	—	—	—	(108)	—	(108)
Common stock cash dividends paid ($1.50 per share)	—	—	—	—	—	(10,720)	—	(10,720)
Preferred stock dividends ($1.53 per share)	—	—	—	—	—	(4,126)	—	(4,126)
Balances at December 31, 2024	3,250	$63,122	7,173	$72	$50,928	$491,439	$6,899	$549,338
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$108,612	$43,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92,460	90,925
Gain on sale of leased equipment	(45,063)	(10,581)
Payments received on sales-type leases	30,510	4,570
Stock-based compensation expense	29,247	14,802
Accretion of deferred costs and note discounts	10,293	6,150
Income from joint ventures	(8,247)	(2,908)
Write-down of equipment	11,228	4,398
Allowances and provisions	(716)	838
Amortization of contract-based intangible asset	2,749	—
Gain on insurance proceeds	(73)	(761)
Gain on derivative instruments	—	(247)
Loss on disposal of property, equipment and furnishings	—	9
Deferred income taxes	38,581	19,652
Changes in assets and liabilities:
Receivables	21,100	(17,375)
Inventory	(31,189)	(1,710)
Other assets	676	3,247
Distributions received from joint ventures	3,002	—
Accounts payable and accrued expenses	20,698	17,154
Maintenance reserves	5,592	32,159
Security deposits	(366)	3,300
Unearned revenue	(4,688)	22,334
Net cash provided by operating activities	284,406	229,737

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(830,479)	(163,640)
Proceeds from sale of equipment (net of selling expenses)	171,153	85,061
Issuance of notes receivable	(101,768)	(15,397)
Purchase of property, equipment and furnishings	(15,631)	(5,140)
Payments received on notes receivable	10,582	4,147
Insurance proceeds received on property, equipment and furnishings	1,235	—
Insurance proceeds received on equipment	—	2,189
Net cash used in investing activities	(764,908)	(92,780)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	1,305,705	625,727
Principal payments on debt obligations	(840,038)	(665,480)
Proceeds from issuance of preferred stock, net	13,050	—
Debt issuance costs	(11,580)	(9,431)
Common stock cash dividends paid	(10,720)	—
Cancellation of restricted stock units in satisfaction of withholding tax	(8,244)	(5,793)
Preferred stock dividends	(3,460)	(3,241)
Proceeds from shares issued under stock compensation plans	262	274
Net cash provided by (used in) financing activities	444,975	(57,944)

(Decrease) increase in cash, cash equivalents and restricted cash	(35,527)	79,013
Cash, cash equivalents and restricted cash at beginning of period	168,029	89,016
Cash, cash equivalents and restricted cash at end of period	$132,502	$168,029

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$100,680	$76,913
Income Taxes	$7,091	$505

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$43,370	$6,898
Transfers from Equipment held for operating lease to Equipment held for sale	$25,907	$1,901
Transfers from Equipment held for operating lease to Spare parts inventory	$4,521	$667
Transfers from Spare parts inventory to Equipment held for operating lease	$4,514	$—
Non-cash additions to Equipment held for operating lease (1)	$8,939	$2,817
Accretion of preferred stock issuance costs	$108	$75
________________________________________________________
1.During 2024, the Company engaged in exchange transactions involving monetary consideration with third parties in which the Company sold aircraft engine(s) in exchange for the purchase of aircraft engine(s). These transactions were accounted for under ASC 805 and ASC 845 and resulted in a total of $7.7 million in non-cash additions to equipment held for operating lease for the associated total gain. In addition, the Company had $1.2 million in non-cash additions to equipment held for operating lease related to purchases included in accrued expenses. During 2023, the Company engaged in exchange transactions involving monetary consideration with third parties in which the Company sold aircraft engine(s) in exchange for the purchase of aircraft engine(s). These transactions were accounted for under ASC 805 and ASC 845 and resulted in a total of $2.8 million in non-cash additions to equipment held for operating lease for the associated total gain, $0.4 million of which was deferred.

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

In 2023, the Company and its direct, wholly-owned subsidiary, Willis Engine Structured Trust VII (“WEST VII”), closed its offering of $410.0 million aggregate principal amount of fixed rate notes (the “WEST VII Notes”). WEST VII is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST VII is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

In 2024, the Company and its direct, wholly-owned subsidiary, Willis Warehouse Facility LLC (“WWFL”), entered into a secured credit agreement with the Bank of Utah as security trustee and administrative agent and Bank of America, N.A. as facility agent. The secured credit agreement provides for a five-year non-recourse, senior secured warehouse credit facility with an availability period of two years and an initial committed amount of up to $500.0 million. Proceeds from the Credit Facility will be used to finance the acquisition of certain assets, including (i) aircraft engines, (ii) airframes and (iii) loan assets that are secured by aircraft engines or airframes. WWFL is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

Principal and interest on the WEST III, WEST IV, WEST V, WEST VI, and WEST VII Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the respective indenture agreements. Interest on the loans under the senior secured warehouse credit facility are payable monthly.

The WEST III, WEST IV, WEST V, WEST VI, and WEST VII Notes, as well as the loans under the senior secured warehouse credit facility, are secured by, among other things, the direct and indirect interests in a portfolio of assets of the respective ABS or senior secured warehouse credit facility. The WEST III, WEST IV, WEST V, WEST VI, and WEST VII Notes have scheduled amortizations and are payable solely from revenue received from the lease portfolios, after payment of certain expenses of the respective ABS. The assets of WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS or senior secured warehouse credit facility. WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL are consolidated for financial statement presentation purposes, with the respective assets and liabilities on the Company’s Consolidated Balance Sheets. The ability of each ABS, as well as WWFL’s ability to make distributions and pay dividends to the Company are subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, as well as under WWFL, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

Additionally, in connection with WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL, the Company entered into servicing agreements and administrative agency agreements to provide certain engine, lease management and reporting functions in return for fees based on a percentage of collected lease revenues and asset sales. Because WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL are consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

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

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported total revenue, income from operations, or net income. The following is a summary of the changes to the presentation in the Consolidated Statements of Income for the year ended December 31, 2023:

•Maintenance services revenue predominantly represents fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services. In prior years, these revenues were included in Other revenue. For the year ended December 31, 2023, the reclassification resulted in an increase of $24.2 million in Maintenance services revenues and a decrease of $24.2 million in Other revenue.

•Cost of maintenance services predominantly represents the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services. In prior years, these expenses were predominantly included in General and administrative expense. For the year ended December 31, 2023, the reclassification resulted in a net increase of $21.2 million in Cost of maintenance services, a decrease of $29.0 million in General and administrative expense, and a net increase in Technical expense of $7.9 million.

(c)Revenue Recognition

Leasing revenue

Revenue from leasing of engines, aircraft and related parts and equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received. Lease rent payments are typically due in advance of the first day of each rental period.

Under the terms of some of the Company’s leases, the lessees pay use fees (also known as maintenance reserves) to the Company based on usage of the leased asset, which are designed to cover expected future maintenance costs. Some of these amounts are reimbursable to the lessee if they make specifically defined maintenance expenditures. Use fees received are recognized in revenue as maintenance reserve revenue if they are not reimbursable to the lessee. Use fees that are reimbursable are recorded as a maintenance reserve liability until they are reimbursed to the lessee, the lease terminates, or the obligation to reimburse the lessee for such reserves ceases to exist, at which time they are recognized in revenue as maintenance reserve revenue. Use fees are due in arrears, typically 15 days after each month-end.

Unearned Revenue includes deferred nonrefundable use fees which qualify as in-substance fixed lease payments due to the lessee’s requirement to make certain minimum payments. These in-substance fixed lease payments are recognized ratably over the expected lease term rather than when the variable use fees are invoiced. As of December 31, 2024 and 2023, there were $21.7 million and $28.4 million, respectively, of deferred in-substance fixed payment use fees included in Unearned Revenue.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2024, the Company had an aggregate of approximately $3.9 million in lease rent and $3.6 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates an allowance for doubtful accounts for receivables it does not consider fully collectible. The allowance for doubtful accounts includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful, and (2) a general reserve for estimated losses based on historical experience.

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

Two customers accounted for approximately 11% each of total lease rent revenue during the year ended December 31, 2024. One customer accounted for approximately 15% of total lease rent revenue during the year ended December 31, 2023. One customer accounted for 11% and 12%, respectively, of total receivables during the years ended December 31, 2024 and 2023.

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

The spare parts transaction price is a fixed dollar amount and is stated on each purchase order for a fixed amount by total number of parts. Spare parts revenue is based on a set price for a set number of parts as defined in the purchase order. The performance obligation is completed once the parts have shipped and, as a result, all of the transaction price is allocated to that performance obligation. Management has determined that it is appropriate for the Company to recognize spare parts sales at a point in time (i.e., the date the parts are shipped) under ASC 606. Spare parts sales generally have 30-day payment terms.

Equipment sales

Equipment sales represent the selective purchase and resale of commercial aircraft engines and other aircraft equipment. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, condition of the asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the equipment sale contract to be the transfer of ownership of the asset. Management believes that the asset holds stand-alone value to the customer as it is not dependent on any other services for functionality purposes, and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Equipment sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date that the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. Payment on equipment sales is generally due upon closing of the sale.

Interest revenue

Interest revenue represents interest earned on notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor and on sales-type leases.

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

Maintenance services revenue

Maintenance services revenue predominantly represents fleet management, engine and aircraft storage and repair services, and revenue related to fixed base operator services provided to third parties, such as refueling, maintenance, and hangar services. Fleet management services are performed for a stated fixed fee as agreed upon in the services agreement, and customers are billed monthly. Engine and aircraft storage services are for a fixed monthly fee. For a contract containing more than one performance obligation, the allocation of the transaction price is generally performed on the basis of the relative stand-alone selling price of each distinct good or service in the contract. As each of the services provided within the contract have separate prices, the Company allocates the price to its related performance obligation described above. Management has determined that each of the revenue elements contain performance obligations that are satisfied over time and therefore recognizes revenue over time in accordance with ASC 606-10-25-27. The Company utilizes the percentage-of-completion method (input method) for recognizing fleet management services and will calculate revenues based on labor hours incurred. Additionally, as is required by ASC 606-10-25-35, as circumstances change over time, the Company will update its measure of progress to reflect any changes in the outcome of the performance obligation. Engine and aircraft storage services are recognized on a monthly basis, utilizing the input method of days passed. Maintenance and repair related services are typically billed once the related maintenance is completed. Maintenance services revenue generally has 30-day payment terms.

Other revenue

Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the Willis Mitsui & Company Engine Support Limited (“WMES”) lease portfolio. These services include management of the WMES lease portfolio, which occurs on an ongoing basis, as well as marketing, which occurs on a transactional basis. Revenue related to ongoing services is recognized on a monthly basis, and revenue related to transactional services is recognized upon close of the sale. Payments are typically due upon receipt.

The following table presents a summary of revenue based on location of customer (in thousands):

	Year Ended December 31,
	2024	2023
Region or Country	(in thousands)
United States	$153,045	$133,629
Europe	134,509	99,961
Asia-Pacific (excluding India)	106,837	68,581
India	92,483	67,531
Canada	42,077	17,307
South America	36,059	23,374
Central America	3,130	4,495
Middle East	937	3,330
Other	146	347
Total revenue	$569,223	$418,555

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

Based on specific aspects of the equipment, the Company generally depreciates engines on a straight-line basis over a 15-year period from the acquisition date to a 55% residual value. This methodology reflects the Company’s typical holding period for the engine assets and that the residual value assumption reasonably approximates the selling price of the assets 15 years from the date of acquisition. The typical 15-year holding period is the estimated useful life of the Company’s engines based on its business model and plans and represents how long the Company anticipates holding a newly acquired engine. The technical useful life of a new engine can be in excess of 25 years. The Company reviews the useful lives and residual values of all engines periodically as demand changes to accurately depreciate the cost of equipment over the useful lives of the engines.

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

The useful lives of older generation engines and aircraft may be significantly less based upon the technical status of the engine, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful lives and the remaining expected holding periods are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2024, 14 engines having a net book value of $11.6 million were depreciated under this policy with estimated remaining useful lives up to 34 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

The Company reviews its long-lived assets, including certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under ASC 842, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the undiscounted forecasted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. The Company evaluates assets during the year if a triggering event is identified indicating impairment is possible and also conducts a formal annual review of the carrying values of long-lived assets. The formal annual review resulted in $6.3 million in impairment charge in 2024 and $2.0 million in impairment charge in 2023. Additionally, the Company recorded impairment charges of $4.9 million and $2.4 million in 2024 and 2023, respectively, as a result of triggering events occurring during the year. These write-downs are included in “Write-down of equipment” in the Consolidated Statements of Income.

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

Interest expense related to the accretion of debt issuance costs and note discounts was $7.6 million and $4.8 million in 2024 and 2023, respectively.

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

(k)Restricted Cash

The Company has certain bank accounts that are subject to restrictions in connection with its WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL debt. Under these borrowings, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of projected maintenance obligations and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. Under WEST III, cash equal to a portion of the projected maintenance obligations for the subsequent nine months is held in a restricted account and is subject to a minimum balance of $9.4 million. Under WEST IV, cash equal to a portion of the projected maintenance obligations for the subsequent ten months is held in a restricted account and is subject to a minimum balance of $4.5 million. Under WEST V, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of $5.0 million. Under WEST VI, WEST VII, and WWFL, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of $1.0 million. Under WEST III, WEST IV, WEST V, and WEST VII, security deposits are held in restricted accounts equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, in each case, subject to a minimum balance of $1.0 million. Under WEST VI, all security deposits for leases scheduled to terminate before the expected maturity date of the notes are held in a restricted account, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.

The Company had total cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, as follows:

	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$9,110	$7,071
Restricted cash	123,392	160,958
Total as presented in the consolidated statements of cash flows	$132,502	$168,029

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

(m)Intangible Assets

Intangible assets include customer relationships and goodwill at Willis Asset Management, which are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.” Intangible assets also include contract assets, which result when lease contract terms are favorable as compared to market terms in asset acquisitions. As of December 31, 2024, intangible assets included goodwill of $1.0 million and a contract-based intangible asset of $1.9 million.

Customer relationships are amortized on a straight-line basis over their estimated useful life of eight years. Contract assets amortize over the term of the respective contract. Aside from goodwill, the Company has no intangible assets with indefinite useful lives. Goodwill is assessed for impairment annually, at each year end.

(n)Other Assets

Other assets typically include prepaid purchase deposits and other prepaid expenses. As of December 31, 2024 and 2023, Other assets included prepaid deposits of $4.4 million and $5.8 million, respectively, relating to commitments to purchase equipment.

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

(p)Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to holders of common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to holders of common stock by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock awards (“RSAs”). See Note 9 for more information on the computation of earnings per share.

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

(s)Initial Direct Costs Associated with Leases

The Company accounts for the initial direct costs, including sales commissions, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under general and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $2.7 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

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

When a capital event is performed on the equipment by the lessee, which satisfies the lessee’s maintenance right obligation, the maintenance rights are added to the equipment basis and depreciated to the next capital event. When equipment is sold before the end of the pre-existing lease, the maintenance rights are applied against any accumulated maintenance reserves, if paid by the lessee, and the remaining balance is applied to the disposition gain or loss. When a lease terminates, an end of lease true-up is performed, and the maintenance right is applied against the accumulated maintenance reserves or, for non-reserve lessees, the final settlement payment, and any remaining net maintenance right is recorded in the Consolidated Statements of Income.

(u)Foreign Currency Translation

The Company’s foreign investments have been converted at rates of exchange in effect at the balance sheet dates. The changes in exchange rates in our foreign investments reported under the equity method are included in the Consolidated Balance Sheets as Accumulated other comprehensive income.

(v)Risk Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash deposits, lease receivables and interest rate swaps.

The Company places its cash deposits, which exceed federally insured limits, with financial institutions and other credit-worthy institutions, such as money market funds, and limits the amount of credit exposure to any one party. Management opts for security of principal as opposed to yield. Concentrations of credit risk with respect to lease receivables are limited due to the large number of customers comprising the customer base, and their dispersion across different geographic areas. Some lessees are required to make payments for maintenance reserves at the end of the lease. The Company enters into interest rate swap agreements with counterparties that are investment grade financial institutions.

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

(x)Recent Accounting Pronouncements

Recent Accounting Pronouncements To Be Adopted by the Company

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” The amendments in this ASU apply to the formation of a joint venture, and under this ASU, a joint venture formation is the creation of a new reporting entity that would trigger a new basis of accounting. This ASU requires net assets contributed to the joint venture in a formation transaction to be measured at fair value at the formation date. The amendments in this ASU are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025, with early adoption permitted. Joint ventures formed on or after the effective date of ASU 2023-05 will be required to apply the new guidance prospectively. Joint ventures formed before the ASU’s effective date are permitted to apply the new guidance (1) retrospectively if they have “sufficient information” to do so or (2) prospectively if financial statements have not yet been issued (or made available for issuance). The Company adopted this accounting standard update effective January 1, 2025, and the Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this accounting standard update for the year ended December 31, 2025, and the Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses.” The ASU requires public entities, on both an interim and annual basis, to disclose additional disaggregated information about specific expense categories in the notes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this accounting standard update for the year ended December 31, 2027 and is currently evaluating the potential effects on the consolidated financial statements and related disclosures.

2. Leases

As lessor, and as of December 31, 2024, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under the guidance provided by ASC 842.

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

The Company’s leases have remaining lease terms of approximately two months to 13 years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable lives of assets are limited by the expected lease terms, unless there is a transfer of title or purchase option reasonably certain of exercise. The exercise of lease renewal options or purchase at lease termination is at the Company’s sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental information to the Consolidated Balance Sheets related to leases was as follows:

Leases	Classification	December 31, 2024	December 31, 2023
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$6,584	$8,652

Liabilities
Lease liabilities	Accounts payable and accrued expenses	$5,848	$7,941

Weighted average remaining lease term (years)
Operating leases		2.70	2.90
Weighted average discount rate
Operating leases		5.2%	4.6%

The weighted average discount rate is based on the incremental borrowing rate for each lease and the remaining balance of the lease payments for each lease at the reporting date.

Future maturities of the Company’s lease liabilities at December 31, 2024 are as follows:

Year	(in thousands)
2025	$3,147
2026	1,114
2027	801
2028	577
2029	504
Thereafter	210
Total undiscounted lease liabilities	6,353
Less: interest	(505)
Total lease liabilities	$5,848

The components of lease expense were as follows:

		Years Ended December 31,
Lease expense	Classification	2024	2023
		(in thousands)
Operating lease cost	General and administrative	$4,235	$3,709
Net lease cost		$4,235	$3,709

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,538	$3,327

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,016	$307

3. Equipment Held for Operating Lease

As of December 31, 2024, the Company had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented 354 engines, 16 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2023, the Company had $2,112.8 million of equipment held in our operating lease portfolio, $92.6 million of notes receivable, $9.2 million of maintenance rights, and $8.8 million of investments in sales-type leases, which represented 337 engines, 12 aircraft, one marine vessel and other leased parts and equipment.

The following table disaggregates equipment held for operating lease by asset class (in thousands):

	As of December 31,
	2024			2023
	Gross value	Accumulated depreciation	Net book value	Gross value	Accumulated depreciation	Net book value
	(in thousands)
Engines and related equipment	$3,060,020	$(595,340)	$2,464,680	$2,535,148	$(569,596)	$1,965,552
Aircraft and airframes	174,642	(13,634)	161,008	157,616	(21,409)	136,207
Marine vessel	14,366	(4,144)	10,222	14,366	(3,288)	11,078
	$3,249,028	$(613,118)	$2,635,910	$2,707,130	$(594,293)	$2,112,837

Notes Receivable and Investments in Sales-Type Leases

During the years ended December 31, 2024 and 2023, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $11.7 million and $8.7 million, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 6.0% to 12.2% as of December 31, 2024 and 7.1% to 12.2% as of December 31, 2023.

Under some of the Company’s notes receivable and investments in sales-type leases, the lessee has the option to purchase the underlying asset at fixed amounts throughout the lease term.

A majority of the equipment is leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in U.S. dollars.

The Company leases equipment to lessees domiciled in eight geographic regions or countries. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Years Ended December 31,
Lease rent revenue	2024	2023
Region or Country	(in thousands)
United States	$72,959	$71,436
Europe	53,465	43,790
Asia-Pacific (excluding India)	40,661	32,700
India	31,512	36,992
South America	20,291	17,375
Canada	18,659	8,293
Central America	689	1,921
Middle East	—	631
Totals	$238,236	$213,138

	As of December 31,
Net book value of equipment held for operating lease	2024	2023
Region or Country	(in thousands)
United States	$658,128	$464,088
Asia-Pacific (excluding India)	344,946	235,948
India	314,714	294,361
Europe	299,322	443,901
South America	176,380	136,917
Canada	133,286	109,056
Central America	17,047	43,192
Middle East	6,239	42,965
Off-lease	685,848	342,409
Totals	$2,635,910	$2,112,837

As of December 31, 2024, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$685,848
Month-to-month leases	266,521
Leases expiring 2025	702,083
Leases expiring 2026	326,353
Leases expiring 2027	373,017
Leases expiring 2028	126,522
Leases expiring 2029	28,990
Leases expiring thereafter	126,576
$2,635,910

As of December 31, 2024, minimum future payments under non-cancelable operating leases were as follows:

Year	(in thousands)
2025	$174,309
2026	80,143
2027	46,988
2028	19,096
2029	12,059
Thereafter	17,209
$349,804

As of December 31, 2024, minimum future payments under non-cancelable notes receivable and investments in sales-type leases were as follows:

Year	(in thousands)
2025	$51,878
2026	24,569
2027	23,543
2028	22,518
2029	48,114
Thereafter	103,781
Total undiscounted lease receivables	274,403
Less: interest	(69,168)
Total notes receivable and investments in sales-type leases	$205,235

4. Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of December 31, 2024, WMES owned a lease portfolio of 50 engines with a net book value of $328.9 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of December 31, 2024, CASC Willis owned a lease portfolio of four engines with a net book value of $37.3 million.

	WMES	CASC Willis	Total
	(in thousands)
Investment in joint ventures as of December 31, 2022	$41,014	$15,175	$56,189
Income (loss) from joint ventures	(437)	3,345	2,908
Foreign currency translation adjustment	—	(523)	(523)
Other comprehensive loss from joint ventures	(530)	—	(530)
Investment in joint ventures as of December 31, 2023	40,047	17,997	58,044
Income from joint ventures	7,670	577	8,247
Distribution	(2,756)	(246)	(3,002)
Foreign currency translation adjustment	—	(414)	(414)
Other comprehensive loss from joint ventures	(205)	—	(205)
Investment in joint ventures as of December 31, 2024	$44,756	$17,914	$62,670

As of December 31, 2024 and 2023, the currency translation adjustment balance was $2.1 million and $1.8 million, respectively.

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $4.8 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2024, the Company sold four engines to WMES for $50.5 million, which resulted in a net gain of $12.7 million for the Company. During 2023, WMES sold one engine to the Company for $22.3 million, and the Company sold two engines to WMES for $28.8 million, which resulted in a net gain of $6.5 million for the Company.

The Company subleases a WMES engine to a third party, with WMES as the head lessor. As of December 31, 2024 and 2023, the ROU asset and lease liability balances under this lease were $1.6 million, each, and $3.3 million, each, respectively.

Unaudited summarized financial information for 100% of WMES is presented in the following table:

	Years Ended December 31,
	2024	2023
	(in thousands)
Revenue	$75,551	$47,617
Expenses	60,484	46,317
WMES net income	$15,067	$1,300

	As of December 31,
	2024	2023
	(in thousands)
Total assets	$352,783	$236,732
Total liabilities	256,055	150,604
Total WMES net equity	$96,728	$86,128

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

5. Debt Obligations

Debt obligations consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 2.60% at December 31, 2024, secured by engines, airframes, and loan assets. The facility has a committed amount of $1.0 billion at December 31, 2024, which revolves until the maturity date of October 2029.	$693,000	$353,000
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	356,355	406,894
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	241,065	252,986
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	33,486	35,142
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	9,926	12,361
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	226,572	240,371
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	31,563	33,485
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	8,142	10,695
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	199,846	212,157
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	27,338	29,024
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	161,308	175,705
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	21,659	23,592
WWFL credit facility at a floating rate of interest of one-month term SOFR, plus 2.25% at December 31, 2024, maturing in May 2029, secured by engines, airframes, and loan assets	221,882	—
Note payable at a fixed rate of interest of 5.00%, maturing in February 2033, secured by an engine	20,780	—
Note payable at a fixed rate of interest of 4.59%, maturing in November 2032, secured by an engine	22,094	22,610
Note payable at a fixed rate of interest of 4.23%, maturing in June 2032, secured by an engine	17,710	17,802
Note payable at a fixed rate of interest of 3.18%, matured in July 2024, secured by an aircraft	—	1,235
	2,292,726	1,827,059
Less: unamortized debt issuance costs and note discounts	(28,174)	(24,178)
Total debt obligations	$2,264,552	$1,802,881

One-month term SOFR was 4.37% and 5.38% as of December 31, 2024 and 2023, respectively.

As it relates to the $20.8 million, $22.1 million, and $17.7 million notes payable resulting from failed sale-leaseback transactions that are secured by engines, the Company has options to repurchase the engines in in March 2032 for $18.4 million, January 2032 for $17.7 million, and July 2031 for $17.0 million, respectively.

Principal outstanding at December 31, 2024, is expected to be repayable as follows:

Year	(in thousands)
2025	$70,690
2026	269,922
2027	192,331
2028	238,289
2029	1,465,942
Thereafter	55,552
Total	$2,292,726

In October 2024, the Company entered into a new, $1.0 billion, five-year, revolving credit facility with a consortium of lenders, refinancing its $500.0 million credit facility. The purpose of the revolving credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2024 and 2023, $307.0 million and $355.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, some subsidiaries except WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

In May 2024, WWFL, a wholly-owned subsidiary of the Company, entered into a secured credit agreement with the Bank of Utah as security trustee and administrative agent and Bank of America, N.A. as facility agent. The secured credit agreement provides for a five-year non-recourse, senior secured warehouse credit facility with an availability period of two years and an initial committed amount of up to $500.0 million. The purpose of the senior secured warehouse credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2024, $278.1 million was available under this facility. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the senior secured warehouse credit facility. Under the secured warehouse credit facility, some subsidiaries except WEST III, WEST IV, WEST V, WEST VI, and WEST VII jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

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

The assets of WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity or WWFL. WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL are consolidated for financial statement presentation purposes. WEST III’s, WEST IV’s, WEST V’s, WEST VI’s, WEST VII’s, and WWFL’s abilities to make distributions and pay dividends to the Company are subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL, cash is collected in restricted accounts, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

Virtually all of the Company’s debt requires ongoing compliance with the covenants of each financing, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly, or annually, as required, and the Company was in full compliance with all financial covenant requirements at December 31, 2024.

6. Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month SOFR, with $914.9 million and $353.0 million of variable rate borrowings at December 31, 2024 and 2023, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of December 31, 2024, the Company had six interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which had remaining terms of 13 months as of December 31, 2024. One interest rate swap agreement was entered into during 2019, having a notional amount of $100.0 million, which matured during the year ended December 31, 2024. During the year ended December 31, 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, and with remaining terms of 53 months as of December 31, 2024. During the year ended December 31, 2024, the Company also entered into one fixed-rate interest swap agreement, having a notional amount of $75.0 million, and with a remaining term of 53 months as of December 31, 2024. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The following table displays the total notional amount of the Company’s outstanding fixed-rate interest swap agreements:

Derivatives in Cash Flow Hedging Relationships	As of December 31,
	2024	2023
	(in thousands)
Interest rate contracts	$425,000	$500,000

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the year ended December 31, 2024.

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

The following table displays the total fair value of the Company’s outstanding fixed-rate interest swap agreements in the Consolidated Balance Sheets (each representing an asset and reflected within Other assets):

Derivatives in Cash Flow Hedging Relationships	As of December 31,
	2024	2023
	(in thousands)
Interest rate contracts	$10,989	$16,483

The Company recorded an adjustment to interest expense of $(12.0) million and $(23.4) million during the years ended December 31, 2024 and 2023, respectively, from derivative investments. As of December 31, 2024, the accumulative derivative gain was $11.0 million, and as of December 31, 2023, the accumulative derivative gain was $16.5 million.

Effect of Derivative Instruments on Earnings in the Consolidated Statements of Income and of Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the years ended December 31, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Unrealized Loss Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2024	2023
	(in thousands)
Interest rate contracts	$(5,472)	$(18,309)
Total	$(5,472)	$(18,309)

The effective portion of the change in fair value on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings or it is probable that the forecasted transaction will not occur. The ineffective portion of the hedges, if any, is recorded in earnings in the current period. There was no ineffectiveness in the hedges for the years ended December 31, 2024 and 2023.

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

7. Income Taxes

The components of income before income taxes are as follows:

	Years ended December 31,
	2024	2023
	(in thousands)
United States	$165,339	$73,853
Foreign	(12,694)	(6,723)
Income before income taxes	$152,645	$67,130

The components of income tax expense for the years ended December 31, 2024 and 2023 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2024
Current	$2,331	$2,916	$205	$5,452
Deferred	38,871	(290)	—	38,581
Total	$41,202	$2,626	$205	$44,033

2023
Current	$2,449	$1,387	$(139)	$3,697
Deferred	16,338	3,314	—	19,652
Total	$18,787	$4,701	$(139)	$23,349

The following is a reconciliation of the federal income tax expense at the statutory rate of 21% for the years ended December 31, 2024 and 2023 to the effective income tax expense:

	Years Ended December 31,
	2024	2023
	(in thousands)
Statutory federal income tax expense	$32,055	$14,097
State taxes, net of federal benefit	2,014	4,410
Foreign tax paid	(559)	(169)
Foreign jurisdiction rate differential	445	545
Permanent differences - nondeductible executive compensation	6,553	2,929
Permanent differences and other	1,355	1,046
Valuation allowance	2,170	491
Effective income tax expense	$44,033	$23,349

Permanent differences and other includes Subpart F income of $1.4 million from foreign operations for the year ended December 31, 2024. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2022	$19
Increases related to current year tax positions	435
Decreases due to tax positions expired	(5)
Balance as of December 31, 2023	449
Increases related to current year tax positions	123
Decreases due to tax positions expired	(5)
Balance as of December 31, 2024	$567

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$8,335	$9,614
State taxes	590	167
Inventory	2,770	2,426
Reserves and allowances	4,629	5,471
Other accruals	46,144	29,231
Lease liability	584	934
Net operating loss carry forward	40,906	51,240
Charitable contributions	—	2
Total deferred tax assets	103,958	99,085
Less: valuation allowance	(3,137)	(978)
Net deferred tax assets	100,821	98,107

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(272,492)	(231,694)
Notes receivable	(5,181)	(5,405)
Lease liability	(597)	(930)
Other deferred tax liabilities	(5,619)	(4,622)
Net deferred tax liabilities	(283,889)	(242,651)

Other comprehensive income deferred tax liability	(1,981)	(3,235)

Net deferred tax liabilities	$(185,049)	$(147,779)

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $177.4 million for federal tax purposes, $0.7 million (tax effected) for state tax purposes, and $12.2 million for foreign tax purposes. The majority of the federal net operating loss carry forwards were generated in 2020 and can be carried forward indefinitely, and the state net operating loss carry forwards will expire at various times from 2026 to 2043. There is a $0.4 million valuation allowance for net operating losses in California that expires between 2034 and 2042 and a $0.1 million valuation allowance for net operating losses in Georgia that expires between 2032 and 2040. As of December 31, 2024, the Company had a $2.7 million valuation allowance for net operating losses in the UK, and there is a $3.1 million net operating loss carryforward in the UK that can be carried forward indefinitely. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law. Management believes that no valuation allowance is required on deferred tax assets related to federal net operating loss carry forwards, as it is more likely than not that all amounts are recoverable through future taxable income. The Company files U.S. federal, state, and foreign tax returns. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. The tax years that remain subject to examination are from 2021 onwards. To the extent that the Company claims a net operating loss carryforward against future taxable income, those losses may be examined by the taxing authorities. The net change in the total valuation allowance during the year ended December 31, 2024 was $2.2 million.

It is the Company’s intention to reinvest undistributed earnings of their wholly-owned foreign operations and thereby indefinitely postpone their remittance. A determination of the deferred tax liability is not practical. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of December 31, 2024 and 2023 was estimated to have a fair value of approximately $176.7 million and $90.3 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company's outstanding balance on its Investments in sales-type leases as of December 31, 2024 and 2023 was estimated to have a fair value of approximately $21.5 million and $8.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2024 and 2023 was estimated to have a fair value of approximately $1,928.3 million and $1,598.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of December 31, 2024 and 2023, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of December 31, 2024 and December 31, 2023 was $11.0 million and $16.5 million, respectively, each representing an asset and reflected within Other assets on the Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(12.0) million and $(23.4) million during the years ended December 31, 2024 and 2023, respectively, from derivative investments.

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

	Total Losses
	Years Ended December 31,
	2024	2023
	(in thousands)
Equipment held for lease	$11,057	$4,083
Equipment held for sale	171	315
Total	$11,228	$4,398

Write-downs of equipment to their estimated fair values totaled $11.2 million for the year ended December 31, 2024, primarily reflecting an adjustment of the carrying value of one airframe and 11 engines. As of December 31, 2024, included within equipment held for lease and equipment held for sale was $50.8 million in remaining book value of 16 assets which were previously written down.

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

There were approximately 900 anti-dilutive weighted shares excluded in the computations of diluted weighted average earnings per common share for the year ended December 31, 2024. There were no anti-dilutive shares for the year ended December 31, 2023.

The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income attributable to common shareholders	$104,378	$40,372

Basic weighted average common shares outstanding	6,536	6,305
Potentially dilutive common shares	268	176
Diluted weighted average common shares outstanding	6,804	6,481

Basic weighted average earnings per common share	$15.97	$6.40
Diluted weighted average earnings per common share	$15.34	$6.23

10. Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. As of December 31, 2024, the Company had $374.6 million in purchase commitments of equipment that will be satisfied within three fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $93.3 million and $121.4 million by 2030.

11. Equity

Common Stock Repurchase

In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. During 2024 and 2023, no shares were repurchased. At December 31, 2024, approximately $39.6 million was available to purchase shares under the plan.

Redeemable Preferred Stock

In September 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with Development Bank of Japan Inc. (the “Stock Purchase Agreement”), which refinanced and expanded the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (the “Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share. The net proceeds after deducting issuance costs were $13.1 million.

The rights and privileges of the Series A Preferred Stock are described below:

Voting Rights: Holders of the Series A Preferred Stock do not have general voting rights.

Dividends: The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share through October 15, 2023 and accrued at the rate per annum of 8.5% per share thereafter through September 26, 2024. The Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2024 and 2023, the Company paid total preferred stock dividends of $3.5 million and $3.2 million, respectively. As of December 31, 2024, the Company had approximately $1.4 million in preferred stock dividends accrued but not paid, or approximately $0.44 per share of the Series A Preferred Stock.

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

12. Stock-Based Compensation Plans

The components of stock compensation expense were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
2023 Stock Incentive Plan	$29,105	$14,667
Employee Stock Purchase Plan	142	135
Total Stock Compensation Expense	$29,247	$14,802

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

As of December 31, 2024, the Company has granted 2,052,254 RSAs under the 2023 Plan and has 1,592,342 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

The following table summarizes restricted stock activity under the 2023 Plan for the years ended December 31, 2024 and 2023:

	Number Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	495,948	$32.30
Shares granted	335,100	56.06
Shares forfeited	(7,665)	42.99
Shares vested	(357,527)	31.34
Balance as of December 31, 2023	465,856	$49.95
Shares granted	460,454	56.11
Shares forfeited	(3,916)	63.40
Shares vested	(352,969)	58.19
Balance as of December 31, 2024	569,425	$49.73

At December 31, 2024, the stock compensation expense related to the RSAs that will be recognized over the average remaining vesting period of approximately 1.5 years totaled $51.6 million. At December 31, 2024, the intrinsic value of unvested RSAs was $118.2 million.

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Full-time employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2024 and 2023, 9,843 and 9,832 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

13. Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the U.S. In 2024, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $23,000 (or $30,500 for employees at least 50 years of age). The Company matches 50% of employee contributions and was capped at $11,500 per employee (or $15,250 for employees at least 50 years of age) in 2024. The Company match totaled $1.0 million and $0.9 million during the years ended December 31, 2024 and 2023, respectively.

14. Related Party Transactions

Joint Ventures

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $4.8 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively, related to the servicing of engines for the WMES lease portfolio.

During 2024, the Company sold four engines to WMES for $50.5 million, which resulted in a net gain of $12.7 million for the Company. During 2023, WMES sold one engine to the Company for $22.3 million, and the Company sold two engines to WMES for $28.8 million, which resulted in a net gain of $6.5 million for the Company.

The Company subleases a WMES engine to a third party, with WMES as the head lessor. As of December 31, 2024 and 2023, the ROU asset and lease liability balances under this lease were $1.6 million, each, and $3.3 million, each, respectively.

Other

During 2024, the Company paid approximately $0.1 million expense to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

15. Reportable Segments

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

The following tables present a summary of the reportable segments (in thousands):

For the year ended December 31, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$238,236	$—	$—	$238,236
Maintenance reserve revenue	213,908	—	—	213,908
Spare parts and equipment sales	1,640	25,459	—	27,099
Interest revenue	11,683	—	—	11,683
Gain on sale of leased equipment	45,063	—	—	45,063
Maintenance services revenue	24,158	—	—	24,158
Other revenue	8,412	890	(226)	9,076
Total revenue	543,100	26,349	(226)	569,223

Expenses:
Depreciation and amortization expense	92,386	74	—	92,460
Cost of spare parts and equipment sales	197	22,655	—	22,852
Cost of maintenance services	24,470	—	—	24,470
Write-down of equipment	11,228	—	—	11,228
General and administrative	141,199	5,558	—	146,757
Technical expense	22,294	—	—	22,294
Net finance costs:
Interest expense	104,764	—	—	104,764
Total net finance costs	104,764	—	—	104,764
Total expenses	396,538	28,287	—	424,825
Income from operations	$146,562	$(1,938)	$(226)	$144,398

For the Year ended December 31, 2023	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$213,138	$—	$—	$213,138
Maintenance reserve revenue	133,668	—	—	133,668
Spare parts and equipment sales	476	19,883	—	20,359
Interest revenue	8,721	—	—	8,721
Gain on sale of leased equipment	10,581	—	—	10,581
Maintenance services revenue	24,168	—	—	24,168
Other revenue	7,442	689	(211)	7,920
Total revenue	398,194	20,572	(211)	418,555

Expenses:
Depreciation and amortization expense	90,834	91	—	90,925
Cost of spare parts and equipment sales	56	15,151	—	15,207
Cost of maintenance services	21,159	—	—	21,159
Write-down of equipment	4,398	—	—	4,398
General and administrative	110,819	4,921	—	115,740
Technical expense	28,109	—	—	28,109
Net finance costs:
Interest expense	78,795	—	—	78,795
Total net finance costs	78,795	—	—	78,795
Total expenses	334,170	20,163	—	354,333
Income from operations	$64,024	$409	$(211)	$64,222

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of December 31, 2024	$3,219,856	$77,340	$—	$3,297,196
Total assets as of December 31, 2023	$2,602,907	$49,437	$—	$2,652,344

16. Subsequent Events
In January 2025, the Board of Directors of the Company declared a quarterly dividend of $0.25 per share on the Company’s outstanding common stock. The dividend was paid on February 21, 2025 to stockholders of record at the close of business on February 12, 2025.

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Cumulative Effect Due to Adoption of New Accounting Standard	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
Year Ended December 31, 2023
Accounts receivable, allowance for doubtful accounts and credit losses	$1,511	$20	$824	$(44)	$2,311
Notes receivable, allowance for credit losses	$—	$58	$11	$—	$69
Investments in sales-type leases, allowance for credit losses	$—	$6	$3	$—	$9
Deferred tax valuation allowance	$536	$—	$442	$—	$978
Year Ended December 31, 2024
Accounts receivable, allowance for doubtful accounts and credit losses	$2,311	$—	$(907)	$(88)	$1,316
Notes receivable, allowance for credit losses	$69	$—	$178	$—	$247
Investments in sales-type leases, allowance for credit losses	$9	$—	$13	$—	$22
Deferred tax valuation allowance	$978	$—	$2,159	$—	$3,137

Deductions in allowance for doubtful accounts and credit losses represent uncollectible accounts written off, net of recoveries.