Form 10-Q
period 2025-03-31
WILLIS LEASE FINANCE CORP
filed 2025-05-06
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 2, 2025 was 6,902,975.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, the potential impact of the current high interest rate and inflationary environment as well as the impact of new or increased tariffs on the Company’s business, operating results and financial condition, and the execution of our quarterly dividend and stock repurchase program. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in or projected by forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” “forecast” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025, this quarterly report on Form 10-Q for the three months ended March 31, 2025, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$32,356	$9,110
Restricted cash	116,737	123,392
Equipment held for operating lease, less accumulated depreciation of $623,799 and $613,118 at March 31, 2025 and December 31, 2024, respectively	2,597,792	2,635,910
Maintenance rights	25,167	31,134
Equipment held for sale	19,125	12,269
Receivables, net of allowances of $1,314 and $1,316 at March 31, 2025 and December 31, 2024, respectively	41,504	38,291
Spare parts inventory	67,318	72,150
Investments	65,210	62,670
Property, equipment & furnishings, less accumulated depreciation of $23,980 and $22,784 at March 31, 2025 and December 31, 2024, respectively	54,342	48,061
Intangible assets, net	1,601	2,929
Notes receivable, net of allowances of $240 and $247 at March 31, 2025 and December 31, 2024, respectively	179,283	183,629
Investments in sales-type leases, net of allowances of $17 and $22 at March 31, 2025 and December 31, 2024, respectively	17,271	21,606
Other assets	56,927	56,045
Total assets (1)	$3,274,633	$3,297,196

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$56,855	$75,983
Deferred income taxes	191,297	185,049
Debt obligations	2,231,593	2,264,552
Maintenance reserves	104,452	97,817
Security deposits	24,090	23,424
Unearned revenue	37,666	37,911
Total liabilities (2)	2,645,953	2,684,736

Redeemable preferred stock ($0.01 par value, 5,000 shares authorized; 3,250 shares issued at March 31, 2025 and December 31, 2024, respectively)	63,192	63,122

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 7,373 and 7,173 shares issued at March 31, 2025 and December 31, 2024, respectively)	74	72
Paid-in capital in excess of par	57,967	50,928
Retained earnings	505,083	491,439
Accumulated other comprehensive income, net of income tax expense of $679 and $1,981 at March 31, 2025 and December 31, 2024, respectively	2,364	6,899
Total shareholders’ equity	565,488	549,338
Total liabilities, redeemable preferred stock and equity	$3,274,633	$3,297,196
_____________________________

(1)Total assets at March 31, 2025 and December 31, 2024, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $116,737 and $123,392; Equipment $1,671,420 and $1,681,197; Maintenance rights $11,941 and $12,708; Notes receivable $136,922 and $139,853; Investments in sales-type leases $17,271 and $17,752; and Other assets $11,929 and $11,973 (each respectively).
(2)Total liabilities at March 31, 2025 and December 31, 2024, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,489,572 and $1,518,391, respectively. Further, refer to Note 6 of the Condensed Consolidated Financial Statements for details of the Company’s commitments and contingencies.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
REVENUE
Lease rent revenue	$67,739	$52,881
Maintenance reserve revenue	54,859	43,870
Spare parts and equipment sales	18,240	3,288
Interest revenue	3,934	2,269
Gain on sale of leased equipment	4,437	9,201
Gain on sale of financial assets	378	—
Maintenance services revenue	5,586	5,227
Other revenue	2,559	2,347
Total revenue	157,732	119,083

EXPENSES
Depreciation and amortization expense	25,024	22,486
Cost of spare parts and equipment sales	15,323	2,705
Cost of maintenance services	5,329	5,574
Write-down of equipment	2,109	261
General and administrative	47,720	29,581
Technical expense	6,230	8,255
Net finance costs:
Interest expense	32,094	23,003
Total net finance costs	32,094	23,003
Total expenses	133,829	91,865

Income from operations	23,903	27,218
Income from joint ventures	1,351	2,674
Income before income taxes	25,254	29,892
Income tax expense	8,385	9,023
Net income	16,869	20,869
Preferred stock dividends	1,323	900
Accretion of preferred stock issuance costs	70	12
Net income attributable to common shareholders	$15,476	$19,957

Basic weighted average income per common share	$2.34	$3.12
Diluted weighted average income per common share	$2.21	$3.00

Basic weighted average common shares outstanding	6,606	6,387
Diluted weighted average common shares outstanding	7,000	6,659
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net income	$16,869	$20,869
Other comprehensive loss:
Currency translation adjustment	5	(344)
Unrealized loss on derivative instruments	(5,431)	(1,017)
Unrealized loss on derivative instruments at joint venture	(411)	(75)
Net loss recognized in other comprehensive income	(5,837)	(1,436)
Tax benefit related to items of other comprehensive income	(1,302)	(322)
Other comprehensive loss	(4,535)	(1,114)
Total comprehensive income	$12,334	$19,755

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months ended March 31, 2025 and 2024
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	3,250	$63,122	7,173	$72	$50,928	$491,439	$6,899	$549,338
Net income	—	—	—	—	—	16,869	—	16,869
Net unrealized gain from currency translation adjustment, net of tax expense of $1	—	—	—	—	—	—	4	4
Net unrealized loss from derivative instruments, net of tax benefit of $1,303	—	—	—	—	—	—	(4,539)	(4,539)
Shares issued under stock compensation plans	—	—	200	2	132	—	—	134
Stock-based compensation expense, net of forfeitures	—	—	—	—	6,907	—	—	6,907
Accretion of preferred shares issuance costs	—	70	—	—	—	(70)	—	(70)
Common stock cash dividends paid ($0.25 per share)	—	—	—	—	—	(1,832)	—	(1,832)
Preferred stock dividends ($0.41 per share)	—	—	—	—	—	(1,323)	—	(1,323)
Balances at March 31, 2025	3,250	$63,192	7,373	$74	$57,967	$505,083	$2,364	$565,488

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	2,500	$49,964	6,849	$68	$29,667	$397,781	$11,447	$438,963
Net income	—	—	—	—	—	20,869	—	20,869
Net unrealized loss from currency translation adjustment, net of tax benefit of $77	—	—	—	—	—	—	(267)	(267)
Net unrealized loss from derivative instruments, net of tax benefit of $245	—	—	—	—	—	—	(847)	(847)
Shares issued under stock compensation plans	—	—	10	1	177	—	—	178
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,813	—	—	3,813
Accretion of preferred shares issuance costs	—	12	—	—	—	(12)	—	(12)
Preferred stock dividends ($0.36 per share)	—	—	—	—	—	(900)	—	(900)
Balances at March 31, 2024	2,500	$49,976	6,859	$69	$33,657	$417,738	$10,333	$461,797

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,869	$20,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,024	22,486
Payments received on sales-type leases	4,717	617
Gain on sale of leased equipment	(4,437)	(9,201)
Gain on sale of financial assets	(378)	—
Stock-based compensation expense	6,907	3,813
Income from joint ventures	(1,351)	(2,674)
Accretion of deferred costs and note discounts	2,499	2,309
Amortization of contract asset	917	—
Write-down of equipment	2,109	261
Allowances and provisions	(13)	352
Deferred income taxes	7,551	8,573
Changes in assets and liabilities:
Receivables	(3,211)	(3,707)
Inventory	4,970	(44,098)
Other assets	(3,878)	131
Accounts payable and accrued expenses	(23,901)	52,175
Maintenance reserves	6,391	7,032
Security deposits	166	2,735
Unearned revenue	62	(1,846)
Net cash provided by operating activities	41,013	59,827

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(29,327)	(62,790)
Proceeds from sale of equipment (net of selling expenses)	47,736	4,711
Issuance of notes receivable	—	(6,899)
Payments received on notes receivable	4,353	1,619
Purchase of property, equipment and furnishings	(7,478)	(405)
Capital contribution to joint venture	(1,595)	—
Net cash provided by (used in) investing activities	13,689	(63,764)

Cash flows from financing activities:
Proceeds from debt obligations	135,042	69,980
Principal payments on debt obligations	(169,422)	(138,848)
Common stock cash dividends paid	(1,832)	—
Preferred stock dividends	(1,635)	(920)
Debt issuance costs	(398)	(240)
Proceeds from shares issued under stock compensation plans	134	178
Net cash used in financing activities	(38,111)	(69,850)

Increase (decrease) in cash, cash equivalents and restricted cash	16,591	(73,787)
Cash, cash equivalents and restricted cash at beginning of period	132,502	168,029
Cash, cash equivalents and restricted cash at end of period	$149,093	$94,242

Supplemental disclosures of cash flow information:
Net cash paid for (refunded):
Interest	$31,096	$22,905
Income Taxes	$(28)	$(644)

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Investments in sales-type leases	$—	$24,870
Transfers from Equipment held for operating lease to Equipment held for sale	$15,975	$2,100
Transfers from Equipment held for operating lease to Spare parts inventory	$138	$113

Non-cash additions to Equipment held for operating lease (1)	$—	$3,472
Accretion of preferred stock issuance costs	$70	$12
_____________________________

1.During three months ended March 31, 2024, the Company engaged in exchange transactions involving monetary consideration with third parties in which the Company sold aircraft engine(s) in exchange for the purchase of aircraft engine(s). These transactions were accounted for under ASC 805 and ASC 845 and resulted in a total of $3.5 million in non-cash additions to equipment held for operating lease for the associated total gain.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s 2024 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2025.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2024 Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2024 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Income, Statements of Comprehensive Income, Statements of Redeemable Preferred Stock and Shareholders’ Equity, and Statements of Cash Flows for such interim periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and take into account the economic implications of the current high interest rate and inflationary environment as well as the impact of new or increased tariffs on the Company’s critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowances for doubtful accounts and credit losses, inventory, deferred in-substance fixed payment use fees included in Unearned revenue on the Condensed Consolidated Balance Sheets, and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the current high interest rate and inflationary environment as well as the impact of new or increased tariffs, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

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

(c)   Risks and Uncertainties

Given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment as well as the impact of new or increased tariffs, we will continue to evaluate the nature and extent of the impact on the Company’s business and financial position. The ultimate extent of the effects on the Company will depend on future developments, and such effects could exist for an extended period of time.
As of March 31, 2025, the Company had approximately $8.3 million in receivables owed by China-based lessees. Of this amount, $7.9 million was associated with one customer. Further, as of March 31, 2025, the Company had a total of five engines with a total net book value of $43.5 million on lease with China-based lessees. As it relates to the Company’s investments in joint ventures in which the Company has a 50% interest, each, as of March 31, 2025, the joint ventures had a total of five engines with a total net book value of $38.9 million on lease with China-based lessees.

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements To Be Adopted by the Company

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this accounting standard update for the year ended December 31, 2025, and the Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses.” The ASU requires public entities, on both an interim and annual basis, to disclose additional disaggregated information about specific expense categories in the notes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this accounting standard update for the year ended December 31, 2027 and is currently evaluating the potential effects on the consolidated financial statements and related disclosures.
2. Equipment Held for Operating Lease and Notes Receivable
As of March 31, 2025, the Company had $2,597.8 million of equipment held in our operating lease portfolio, $179.3 million of notes receivable, $25.2 million of maintenance rights, and $17.3 million of investments in sales-type leases, which represented 347 engines, 15 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2024, the Company had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented 354 engines, 16 aircraft, one marine vessel, and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	March 31, 2025			December 31, 2024
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$3,048,516	$(603,998)	$2,444,518	$3,060,020	$(595,340)	$2,464,680
Aircraft and airframes	158,708	(15,442)	143,266	174,642	(13,634)	161,008
Marine vessel	14,367	(4,359)	10,008	14,366	(4,144)	10,222
	$3,221,591	$(623,799)	$2,597,792	$3,249,028	$(613,118)	$2,635,910
Notes Receivable and Investments in Sales-Type Leases
During the three months ended March 31, 2025 and 2024, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $3.9 million and $2.3 million, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 6.0% to 12.2% as of March 31, 2025 and 7.1% to 12.2% as of March 31, 2024.

3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”), for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of March 31, 2025, WMES owned a lease portfolio, inclusive of 53 engines with a net book value of $363.1 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of March 31, 2025, CASC Willis owned a lease portfolio of four engines with a net book value of $37.3 million.
In March 2025, the Company entered into an agreement with independent MRO (Maintenance, Repair and Overhaul) provider Global Engine Maintenance to create a joint venture named Willis Global Engine Testing (“WGET”) to build an engine test facility in West Palm Beach, Florida. The Company has a 70% membership interest, and Global Engine Maintenance has a 30% membership interest. WGET is a VIE that the Company is not the primary beneficiary of since the power to direct the activities that most significantly impact WGET’s economic performance is shared between the Company and Global Engine Maintenance. The Company’s considerations in determining the VIE’s most significant activities and whether the Company has the power to direct those activities include, but are not limited to, the VIE’s purpose and design and the matters that require unanimous approval from both parties. Accordingly, the Company does not consolidate WGET, and the Company uses the equity method in recording investment activity. The Company made an initial capital contribution of $1.6 million, which represents 70% of the cost of the land that the engine test facility is being built on.

As of March 31, 2025	WMES	CASC Willis	WGET	Total
	(in thousands)
Investment in joint ventures as of December 31, 2024	$44,756	$17,914	$—	$62,670
Income from joint ventures	1,106	245	—	1,351
Foreign currency translation adjustment	—	5	—	5
Other comprehensive loss from joint ventures	(411)	—	—	(411)
Initial capital contribution	—	—	1,595	1,595
Investment in joint ventures as of March 31, 2025	$45,451	$18,164	$1,595	$65,210

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $1.2 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively, related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2025, the Company sold three engines and one airframe to WMES for a total of $32.2 million, which resulted in a total net gain of $1.6 million for the Company.

As of March 31, 2025, the Company subleased two WMES engines to a third party, with WMES as the head lessor. As of March 31, 2025, the total ROU asset and lease liability balances under these leases were $2.1 million, each. As of March 31, 2024, the Company subleased one WMES engine to a third party, with WMES as the head lessor. As of March 31, 2024, the ROU asset and lease liability balances under this lease were $2.9 million, each.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue	$18,251	$18,926
Expenses	16,107	13,762
WMES net income	$2,144	$5,164

	March 31, 2025	December 31, 2024
	(in thousands)
Total assets	$385,711	$352,783
Total liabilities	287,661	256,055
Total WMES net equity	$98,050	$96,728

The difference between the Company’s investment in WMES and 50% of total WMES net equity, as well as the difference between the Company’s income or loss from WMES and 50% of total WMES net income, is primarily attributable to the recognition of deferred gains, which are related to engines sold by WMES to the Company, and prior to the adoption of ASU 2017-05, related to engines both sold by WMES to the Company or sold by the Company to WMES.

The following table presents information about our nonconsolidated VIE in which we hold a variable interest:

	March 31, 2025
	VIE Assets	VIE Liabilities	Maximum Exposure to Loss
	(in thousands)
WGET	$2,279	$—	$1,595

Our maximum exposure to loss is limited to our investment.

4.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 2.60% at March 31, 2025, secured by engines, airframes, and loan assets. The facility has a committed amount of $1.0 billion at March 31, 2025, which revolves until the maturity date of October 2029.	$644,000	$693,000
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	344,279	356,355
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	238,748	241,065
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	33,164	33,486
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	9,355	9,926
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	223,338	226,572
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	31,112	31,563
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	7,513	8,142
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	196,768	199,846
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	26,916	27,338
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	157,825	161,308
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	21,191	21,659
Willis Warehouse Facility LLC (“WWFL”) credit facility at a floating rate of interest of one-month term SOFR, plus 2.25% at March 31, 2025 maturing in May 2029, secured by engines, airframes, and loan assets	218,667	221,882
Note payable at a fixed rate of interest of 5.00%, maturing in February 2033, secured by an engine	20,712	20,780
Note payable at a fixed rate of interest of 4.59%, maturing in November 2032, secured by an engine	21,962	22,094
Note payable at a fixed rate of interest of 4.23%, maturing in June 2032, secured by an engine	17,686	17,710
Note payable at a fixed rate of interest of 5.17%, maturing in March 2033, secured by an engine	24,000	—
Note payable at a fixed rate of interest of 5.91%, maturing in March 2034, secured by an engine	21,110	—
	2,258,346	2,292,726
Less: unamortized debt issuance costs and note discounts	(26,753)	(28,174)
Total debt obligations	$2,231,593	$2,264,552
One-month term SOFR was 4.41% and 4.37% as of March 31, 2025 and December 31, 2024, respectively.

As it relates to the $20.7 million, $22.0 million, $17.7 million, $24.0 million, and $21.1 million notes payable resulting from failed sale-leaseback transactions that are secured by engines, the Company has options to repurchase the engines in March 2032 for $18.4 million, January 2032 for $17.7 million, July 2031 for $17.0 million, March 2032 for $19.3 million, and March 2033 for $16.9 million, respectively.

Principal outstanding at March 31, 2025 is expected to be repayable as follows:

Year	(in thousands)
2025	$53,415
2026	270,495
2027	192,963
2028	238,982
2029	1,407,088
Thereafter	95,403
Total	$2,258,346

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at March 31, 2025.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $862.7 million and $914.9 million of variable rate borrowings at March 31, 2025 and December 31, 2024, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of March 31, 2025, the Company had six interest rate swap agreements. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which had remaining terms of ten months as of March 31, 2025. During the year ended December 31, 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, and with remaining terms of 50 months as of March 31, 2025. During the year ended December 31, 2024, the Company also entered into one fixed-rate interest swap agreement, having a notional amount of $75 million, and with a remaining term of 50 months as of March 31, 2025. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The following table displays the total notional amount of the Company’s outstanding fixed-rate interest swap agreements:

Derivatives in Cash Flow Hedging Relationships	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Interest rate contracts	$425,000	$425,000

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended March 31, 2025.

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

The following table displays the total fair value of the Company’s outstanding fixed-rate interest swap agreements in the Consolidated Balance Sheets:

		Derivative Assets
Derivatives in Cash Flow Hedging Relationships		As of March 31,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Interest rate contracts	Other assets	$6,564	$10,989

		Derivative Liabilities
Derivatives in Cash Flow Hedging Relationships		As of March 31,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Interest rate contracts	Accounts payable and accrued expenses	$985	$—

The Company recorded an adjustment to interest expense of $(2.4) million and $(3.1) million during the three months ended March 31, 2025 and 2024, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings on the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2025 and 2024:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Three months ended March 31,
	2025	2024
	(in thousands)
Interest rate contracts	$(5,431)	$(1,017)
Total	$(5,431)	$(1,017)

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
6.  Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. As of March 31, 2025, the Company had $1.1 billion in purchase commitments of equipment that are expected to be satisfied within five fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $97.1 million and $126.6 million by 2030.
7.  Income Taxes

Income tax expense for the three months ended March 31, 2025 and March 31, 2024 was $8.4 million and $9.0 million, respectively. The effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 33.2% and 30.2%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of March 31, 2025 and December 31, 2024 was estimated to have a fair value of approximately $175.6 million and $176.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of March 31, 2025 and December 31, 2024 was estimated to have a fair value of approximately $17.4 million and $21.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2025 and December 31, 2024 was estimated to have a fair value of approximately $1,918.9 million and $1,928.3 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of March 31, 2025 and December 31, 2024, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of March 31, 2025 was $5.6 million, representing an asset of $6.6 million and a liability of $1.0 million, and reflected within Other assets and Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets, respectively. The net fair value of the interest rate swaps as of December 31, 2024 was $11.0 million, representing an asset and reflected within Other assets on the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(2.4) million and $(3.1) million during the three months ended March 31, 2025 and 2024, respectively, from derivative instruments.

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

	Total Losses
	Three months ended March 31,
	2025	2024
	(in thousands)
Equipment held for lease	$1,884	$261
Equipment held for sale	225	—
Total	$2,109	$261

Write-downs of equipment to their estimated fair values totaled $2.1 million for the three months ended March 31, 2025, reflecting the adjustments of the carrying values of five engines. Write-downs of equipment to their estimated fair values totaled $0.3 million for the three months ended March 31, 2024, reflecting the adjustment of the carrying value of one airframe.
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

There were approximately 126,500 anti-dilutive weighted shares excluded from the computation of diluted weighted average income per common share for the three months ended March 31, 2025. There were no anti-dilutive shares for the three months ended March 31, 2024.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Net income attributable to common shareholders	$15,476	$19,957

Basic weighted average common shares outstanding	6,606	6,387
Potentially dilutive common shares	394	272
Diluted weighted average common shares outstanding	7,000	6,659

Basic weighted average income per common share	$2.34	$3.12
Diluted weighted average income per common share	$2.21	$3.00
10. Equity

Common Stock Repurchase

In December 2024, the Board of Directors (the “Board”) approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. No shares were repurchased during each of the three months ended March 31, 2025 and 2024.

Redeemable Preferred Stock

In September 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with Development Bank of Japan Inc. (the “Stock Purchase Agreement”), which refinanced and expanded the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (the “Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share. The net proceeds after deducting issuance costs were $13.1 million.

The rights and privileges of the Series A Preferred Stock are described below:

Voting Rights: Holders of the Series A Preferred Stock do not have general voting rights.

Dividends: Prior to the Stock Purchase Agreement, the Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 8.5% per share, and the Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During each of the three months ended March 31, 2025 and 2024, the Company paid total preferred stock dividends of $1.6 million and $0.9 million, respectively. As of March 31, 2025, the Company had approximately $1.1 million in preferred stock dividends accrued but not paid, or approximately $0.34 per share of the Series A Preferred Stock.

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

11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
2023 Incentive Stock Plan	$6,858	$3,799
Employee Stock Purchase Plan	49	14
Total Stock Compensation Expense	$6,907	$3,813

Under the 2023 Incentive Stock Plan (the “2023 Plan”), stock-based compensation is in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and three years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

As of March 31, 2025, the Company had granted 2,250,867 RSAs under the 2023 Plan and had 1,393,729 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the three months ended March 31, 2025:

Shares
Balance of unvested shares as of December 31, 2024	569,425
Shares granted	198,613
Shares forfeited	—
Shares vested	(1,250)
Balance of unvested shares as of March 31, 2025	766,788

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the three months ended March 31, 2025 and 2024, 1,531 and 5,532 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

The following tables present a summary of the reportable segments (in thousands):

Three months ended March 31, 2025	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$67,739	$—	$—	$67,739
Maintenance reserve revenue	54,859	—	—	54,859
Spare parts and equipment sales	2,298	18,680	(2,738)	18,240
Interest revenue	3,934	—	—	3,934
Gain on sale of leased equipment	4,437	—	—	4,437
Gain on sale of financial assets	378	—	—	378
Maintenance services revenue	5,586	—	—	5,586
Other revenue	2,464	141	(46)	2,559
Total revenue	141,695	18,821	(2,784)	157,732

Expenses:
Depreciation and amortization expense	25,005	19	—	25,024
Cost of spare parts and equipment sales	1,507	16,503	(2,687)	15,323
Cost of maintenance services	5,376	—	(47)	5,329
Write-down of equipment	2,109	—	—	2,109
General and administrative	46,795	925	—	47,720
Technical expense	6,234	—	(4)	6,230
Net finance costs:
Interest expense	32,094	—	—	32,094
Total finance costs	32,094	—	—	32,094
Total expenses	119,120	17,447	(2,738)	133,829
Income from operations	$22,575	$1,374	$(46)	$23,903

Three months ended March 31, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$52,881	$—	$—	$52,881
Maintenance reserve revenue	43,870	—	—	43,870
Spare parts and equipment sales	84	4,396	(1,192)	3,288
Interest revenue	2,269	—	—	2,269
Gain on sale of leased equipment	9,201	—	—	9,201
Maintenance services revenue	5,227	—	—	5,227
Other revenue	2,144	241	(38)	2,347
Total revenue	115,676	4,637	(1,230)	119,083

Expenses:
Depreciation and amortization expense	22,468	18	—	22,486
Cost of spare parts and equipment sales	9	3,854	(1,158)	2,705
Cost of maintenance services	5,580	—	(6)	5,574
Write-down of equipment	261	—	—	261
General and administrative	28,186	1,395	—	29,581
Technical expense	8,283	—	(28)	8,255
Net finance costs:
Interest expense	23,003	—	—	23,003
Total finance costs	23,003	—	—	23,003
Total expenses	87,790	5,267	(1,192)	91,865
Income (loss) from operations	$27,886	$(630)	$(38)	$27,218

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2025	$3,201,074	$73,559	$—	$3,274,633
Total assets as of December 31, 2024	$3,219,856	$77,340	$—	$3,297,196
13. Related Party Transactions

Joint Ventures

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $1.2 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively, related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2025, the Company sold three engines and one airframe to WMES for a total of $32.2 million, which resulted in a total net gain of $1.6 million for the Company.

As of March 31, 2025, the Company subleased two WMES engines to a third party, with WMES as the head lessor. As of March 31, 2025, the total ROU asset and lease liability balances under these leases were $2.1 million, each. As of March 31, 2024, the Company subleased one WMES engine to a third party, with WMES as the head lessor. As of March 31, 2024, the ROU asset and lease liability balances under this lease were $2.9 million, each.

14. Subsequent Events

On April 23, 2025, the Company closed on a sale-leaseback transaction with a future call option. This lease is a JOLCO (Japanese operating lease with call option) and provided the Company with $19.8 million in financing.

On April 30, 2025, the Board declared the Company’s recurring quarterly dividend of $0.25 per share of common stock outstanding. The dividend is expected to be paid on May 22, 2025 to shareholders of record at the close of business on May 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts of the current high interest rate and inflationary environment as well as the impact of new or increased tariffs on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2025, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of March 31, 2025, we had 68 lessees in 38 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2025, we had $2,597.8 million of equipment held in our operating lease portfolio, $179.3 million of notes receivable, $25.2 million of maintenance rights, and $17.3 million of investments in sales-type leases, which represented 347 engines, 15 aircraft, one marine vessel, and other leased parts and equipment. As of March 31, 2025, we also managed 282 engines, aircraft and related equipment on behalf of other parties.

Our wholly-owned and vertically-integrated subsidiary Willis Asset Management Limited is focused on the engine management and consulting business. Willis Aeronautical Services, Inc. is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines.

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

Risks and Uncertainties

Given the uncertainty in the rapidly changing market and economic conditions related to the current high interest rate and inflationary environment as well as the impact of new or increased tariffs, we will continue to evaluate the nature and extent of the impact to the Company’s business and financial position. The ultimate extent of the current high interest rate and inflationary environment as well as the impact of new or increased tariffs on the Company will depend on future developments, and such effects could exist for an extended period of time.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.

Results of Operations
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Revenue is summarized as follows:

	Three months ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Lease rent revenue	$67,739	$52,881	28.1%
Maintenance reserve revenue	54,859	43,870	25.0%
Spare parts and equipment sales	18,240	3,288	454.7%
Interest revenue	3,934	2,269	73.4%
Gain on sale of leased equipment	4,437	9,201	(51.8)%
Gain on sale of financial assets	378	—	nm
Maintenance services revenue	5,586	5,227	6.9%
Other revenue	2,559	2,347	9.0%
Total revenue	$157,732	$119,083	32.5%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $14.9 million, or 28.1%, to $67.7 million in the three months ended March 31, 2025 from $52.9 million for the three months ended March 31, 2024. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period as well as an increase in average lease rate factor, offset by a slight decrease in average utilization (based on net book value) of equipment held in our operating lease portfolio.

Two customers accounted for approximately 14% and 10% of total lease rent revenue of the Company, during the three months ended March 31, 2025, and two customers accounted for approximately 13% and 12% of total lease rent revenue during the three months ended March 31, 2024.

At March 31, 2025, the Company had $2,597.8 million of equipment held in our operating lease portfolio, $179.3 million of notes receivable, $25.2 million of maintenance rights, and $17.3 million of investments in sales-type leases. At March 31, 2024, the Company had $2,130.3 million of equipment held in our operating lease portfolio, $97.9 million of notes receivable, $9.2 million of maintenance rights, and $33.0 million of investments in sales-type leases. Average utilization (based on net book value) was approximately 80% and 84% for the three months ended March 31, 2025 and 2024, respectively. Utilization for the month ended March 31, 2025 was 86%.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $11.0 million, or 25.0%, to $54.9 million for the three months ended March 31, 2025 from $43.9 million for the three months ended March 31, 2024. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. We recognized $9.6 million in long-term maintenance revenue for the three months ended March 31, 2025, compared to $6.3 million in long-term maintenance revenue recognized in the comparable prior period. Engines on lease with “non-reimbursable” usage fees generated $45.3 million of short-term maintenance revenues, compared to $37.6 million in the comparable prior period, an increase of $7.7 million or 20.6%. The increase in short-term maintenance reserve revenue was influenced by an increase in the number of engines on short-term lease conditions, and the systematic, contractual increase in the hourly and cyclical usage rates on our engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $15.0 million, or 454.7%, to $18.2 million for the three months ended March 31, 2025, compared to $3.3 million for the three months ended March 31, 2024. The increase in spare parts sales for the three months ended March 31, 2025 reflects the demand for surplus material that we are seeing as operators extend the lives of their current generation engine portfolios. In addition, the increase includes a discrete $7.0 million sale. Equipment sales for the three months ended March 31, 2025 were $2.2 million for the sale of one engine. There were no equipment sales for the three months ended March 31, 2024.

Interest Revenue. Interest revenue increased by $1.7 million, or 73.4%, to $3.9 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024. The increase primarily reflects an increase in notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2025, we sold seven engines, one airframe, and other parts and equipment from the lease portfolio for a net gain of $4.4 million. During the three months ended March 31, 2024, we sold eight engines from the lease portfolio for a net gain of $9.2 million.

Gain on Sale of Financial Assets. During the three months ended March 31, 2025, we sold two investments in sales-type lease assets for a net gain of $0.4 million. There was no gain on sale of financial assets during the three months ended March 31, 2024.
Maintenance Services Revenue. Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to fixed base operator services provided to third parties, such as refueling, maintenance, and hangar services. Maintenance services revenue remained relatively flat for the three months ended March 31, 2025, as compared to that for the three months ended March 31, 2024.
Other Revenue. Other revenue increased by $0.2 million, or 9.0%, to $2.6 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024. Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the Willis Mitsui & Company Engine Support Limited (“WMES”) lease portfolio. The increase compared to that of the prior year period primarily reflects increased managed service revenue. These services include management of the WMES lease portfolio, which occurs on an ongoing basis, as well as marketing, which occurs on a transactional basis.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $2.5 million, or 11.3%, to $25.0 million for the three months ended March 31, 2025, compared to $22.5 million for the three months ended March 31, 2024. The increase is primarily due to an increase in the size of our lease portfolio.
Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $12.6 million, or 466.5%, to $15.3 million for the three months ended March 31, 2025, compared to $2.7 million for the three months ended March 31, 2024, reflecting the increase in spare parts and equipment sales. Cost of equipment sales were $1.5 million for the three months ended March 31, 2025. There were no equipment or cost of equipment sales for the three months ended March 31, 2024.
Cost of Maintenance Services. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services provided to third parties. Cost of maintenance services remained relatively flat for the three months ended March 31, 2025, as compared to that for the three months ended March 31, 2024.
Write-down of Equipment. There was $2.1 million in write-downs of equipment for the three months ended March 31, 2025, reflecting the write-down of five engines. Write-down of equipment was $0.3 million for the three months ended March 31, 2024, reflecting the write-down one airframe.
General and Administrative Expenses. General and administrative expenses increased by $18.1 million, or 61.3%, to $47.7 million for the three months ended March 31, 2025, compared to $29.6 million for the three months ended March 31, 2024. The increase primarily reflects an $11.4 million increase in consultant-related fees, which are predominantly related to the Company’s sustainable aviation fuel project. As the project is in its early design stage, we have expensed the related costs, which is in line with accounting principles generally accepted in the United States (“GAAP”). Further, there was a $4.3 million increase in personnel costs. Increased personnel costs included approximately $3.1 million of costs related to share-based compensation, which was influenced by the rapid appreciation of the Company’s market value of equity.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense decreased by $2.0 million to $6.2 million for the three months ended March 31, 2025, compared to $8.3 million for the three months ended March 31, 2024, primarily due to a lower level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased $9.1 million, or 39.5%, to $32.1 million for the three months ended March 31, 2025, compared to $23.0 million for the three months ended March 31, 2024, primarily due to an overall higher level of debt obligations and a higher weighted average borrowing cost. Interest expense associated with the Company’s credit facility increased by $5.2 million for the three months ended March 31, 2025, due to an increase in the average outstanding balance of the credit facility for the three months ended March 31, 2025, as compared to that of the prior year period. Further, there was additional interest expense of $3.6 million for the three months ended March 31, 2025 associated with Willis Warehouse Facility LLC (“WWFL”), as the senior secured warehouse facility was not entered into until May 2024. Additionally, derivative-related receipts were $2.4 million for the three months ended March 31, 2025, as compared to $3.1 million for the three months ended March 31, 2024, as certain interest rate swap positions ran off.

Income Tax Expense. Income tax expense was $8.4 million for the three months ended March 31, 2025, compared to income tax expense of $9.0 million for the three months ended March 31, 2024. The effective tax rate for the first quarter of 2025 was 33.2%, compared to 30.2% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
Financial Position, Liquidity and Capital Resources
Liquidity
At March 31, 2025, the Company had $32.4 million of cash and cash equivalents and $116.7 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $135.0 million and $70.0 million for the three months ended March 31, 2025 and 2024, respectively, was derived from our borrowing activities. In these same time periods, $169.4 million and $138.8 million, respectively, was used to pay down related debt.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion

Cash flows provided by operating activities were $41.0 million and $59.8 million for the three months ended March 31, 2025 and 2024, respectively. The $18.8 million, or 31.4%, decrease in operating cash flows was primarily driven by a period over period $76.1 million decrease in cash flows from changes in accounts payable and accrued expenses, partially offset by a period over period $49.1 million increase in cash flows from changes in inventory. These changes are reflective of significant inventory purchases made in the prior comparable period to meet the high demand for spare parts. Spare parts and equipment sales increased by $15.0 million, or 454.7%, as compared to that of the comparable period. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term, and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Approximately 85% and 83%, by book value, of our assets were on-lease as of March 31, 2025 and December 31, 2024, respectively. The average utilization rate (based on net book value) for the three months ended March 31, 2025 and 2024 was approximately 80% and 84%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows provided by investing activities were $13.7 million for the three months ended March 31, 2025 and primarily reflected proceeds from sale of equipment (net of selling expenses) of $47.7 million, partially offset by $29.3 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $7.5 million for the purchase of property, equipment and furnishings. Cash flows used in investing activities were $63.8 million for the three months ended March 31, 2024 and primarily reflected $62.8 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $6.9 million related to leases entered into which were classified as notes receivable under ASC 842, partly offset by proceeds from sale of equipment (net of selling expenses) of $4.7 million.
Cash flows used in financing activities were $38.1 million for the three months ended March 31, 2025 and primarily reflected $169.4 million in principal payments and $1.8 million in cash dividends paid to shareholders of common stock, partially offset by $135.0 million in proceeds from debt obligations. Cash flows used in financing activities were $69.9 million for the three months ended March 31, 2024 and primarily reflected $138.8 million in principal payments, partially offset by $70.0 million in proceeds from debt obligations.

Cash Dividends
During the three months ended March 31, 2025, the Company paid cash dividends of $1.8 million to shareholders of common stock.
Preferred Stock Dividends
In September 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with Development Bank of Japan Inc. (the “Stock Purchase Agreement”), which refinanced and expanded the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (the “Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share.
Prior to the Stock Purchase Agreement, the Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 8.5% per share, and the Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During each of the three months ended March 31, 2025 and 2024, the Company paid total preferred stock dividends of $1.6 million and $0.9 million, respectively.
Debt Obligations and Covenant Compliance
At March 31, 2025, debt obligations consisted of loans totaling $2,231.6 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2025, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2025, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V, WEST VI, WEST VII, and WWFL indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2025:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,258,346	$71,232	$666,264	$1,426,047	$94,803
Interest payments under debt obligations	515,364	130,087	231,249	144,724	9,304
Purchase obligations	1,055,225	250,221	339,615	340,074	125,315
Operating lease obligations	9,532	4,310	3,820	1,294	108
Total	$3,838,467	$455,850	$1,240,948	$1,912,139	$229,530

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing 30 additional new LEAP-1A engines and 21 additional new LEAP-1B engines for an aggregate total of $912.6 million by 2030. Further, we are currently committed to purchasing 28 used engines for approximately $142.6 million in 2025. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $97.1 million and $126.6 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2025 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in interest rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2025, $862.7 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $4.4 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the three months ended March 31, 2025 and 2024, 73% and 69%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our 2024 Form 10-K, filed with the SEC on March 11, 2025, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Other than as set forth below, there have been no material changes in our risk factors from those discussed in our 2024 Form 10-K.

The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Recently there have been significant changes to United States (U.S.) trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., with a baseline tariff of 10% on imports from most countries, and additional tariffs of varying amounts from 57 specified counties. The additional tariffs were paused for 90 days on April 9, 2025. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our business in affected markets. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2025. Share repurchase activity during the three months ended March 31, 2025 was as follows (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans of Programs
January 1, 2025 through January 31, 2025	—	—	—	$39,595
February 1, 2025 through February 28, 2025	—	—	—	$39,595
March 1, 2025 through March 31, 2025	—	—	—	$39,595
Total	—	—	—	$39,595

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s Section 16 officers or directors (as defined in Rule 16a-1 under the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Brian R. Hole, President	March 27, 2025	Rule 10b5-1 Trading Arrangement	Up to 18,453 shares to be sold (3)	June 26, 2026 (4)	N/A	N/A

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
(3) Brian R. Hole’s trading plan provides for the sale of up to 18,453 shares of the Company’s common stock, subject to price and volume limits.
(4) The arrangement also provides for automatic termination in the event of completion of all sales contemplated under the trading arrangement, Brian R. Hole’s death or legal incapacity, written notice from Brian R. Hole of termination of the trading arrangement, determination by the broker that the trading arrangement has been terminated or that a breach by Brian R. Hole has occurred, or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.
EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment of Certificate of Incorporation, dated April 28, 1998 and further amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 22, 2024 (incorporated by reference to Exhibit. 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025).

3.2
Bylaws, dated April 18, 2001 as amended by (1) Amendment to Bylaws, dated November 13, 2001, (2) Amendment to Bylaws, dated December 16, 2008, (3) Amendment to Bylaws, dated September 28, 2010, (4) Amendment to Bylaws, dated August 5, 2013, and (5) Amendment to Bylaws, dated October 7, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025).

4.1
Rights Agreement dated as of September 24, 1999, as amended, by and between the Registrant and American Stock Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 4, 1999).

4.2
First Amendment to Rights Agreement dated as of November 30, 2000, by and between the registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 15, 2000).

4.3
Second Amendment to Rights Agreement dated as of December 15, 2005, by and between the registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to our report on Form 10-K filed on March 31, 2009).

4.4
Third Amendment to Rights Agreement dated as of September 30, 2008, by and between the registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.6 to our report on Form 10-K filed on March 31, 2009).

4.5
Fourth Amendment to Rights Agreement dated August 27, 2018, by and between the registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.3.1 to our report on Form 10-K filed on March 12, 2020).

10.1†
Amended & Restated Employment Agreement, dated as of March 13, 2025, by and between Registrant and Charles F. Willis IV (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed March 19, 2025).

10.2†
Amendment to the Amended & Restated Employment Agreement, as of March 31, 2025, by and between Registrant and Charles F. Willis IV (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed April 4, 2025).

10.3*#	Limited Liability Company Agreement of Willis Global Engine Testing LLC.
31.1*	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________

*    Filed herewith.
**    Furnished herewith.
#    Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2025

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)