Form 10-Q
period 2025-06-30
WILLIS LEASE FINANCE CORP
filed 2025-08-05
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 1, 2025 was 6,809,636.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs on the Company’s business, operating results and financial condition, and the execution of our quarterly dividend and stock repurchase program. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in or projected by forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” “forecast” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025, this quarterly report on Form 10-Q for the three and six months ended June 30, 2025, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$37,267	$9,110
Restricted cash	745,268	123,392
Equipment held for operating lease, less accumulated depreciation of $630,897 and $613,118 at June 30, 2025 and December 31, 2024, respectively	2,606,593	2,635,910
Maintenance rights	34,734	31,134
Equipment held for sale	13,191	12,269
Receivables, net of allowances of $1,170 and $1,316 at June 30, 2025 and December 31, 2024, respectively	37,644	38,291
Spare parts inventory	63,609	72,150
Investments	91,123	62,670
Property, equipment & furnishings, less accumulated depreciation of $25,086 and $22,784 at June 30, 2025 and December 31, 2024, respectively	62,653	48,061
Intangible assets, net	271	2,929
Notes receivable, net of allowances of $213 and $247 at June 30, 2025 and December 31, 2024, respectively	171,846	183,629
Investments in sales-type leases, net of allowances of $17 and $22 at June 30, 2025 and December 31, 2024, respectively	16,779	21,606
Other assets	65,467	56,045
Total assets (1)	$3,946,445	$3,297,196

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$86,720	$75,983
Deferred income taxes	203,726	185,049
Debt obligations	2,800,643	2,264,552
Maintenance reserves	113,121	97,817
Security deposits	24,204	23,424
Unearned revenue	36,833	37,911
Total liabilities (2)	3,265,247	2,684,736

Redeemable preferred stock ($0.01 par value, 5,000 shares authorized; 3,250 shares issued at June 30, 2025 and December 31, 2024, respectively)	63,261	63,122

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 7,645 and 7,173 shares issued at June 30, 2025 and December 31, 2024, respectively)	76	72
Paid-in capital in excess of par	56,000	50,928
Retained earnings	562,121	491,439
Accumulated other comprehensive (loss) income, net of income tax (benefit) expense of $(75) and $1,981 at June 30, 2025 and December 31, 2024, respectively	(260)	6,899
Total shareholders’ equity	617,937	549,338
Total liabilities, redeemable preferred stock and equity	$3,946,445	$3,297,196
_____________________________

(1)Total assets at June 30, 2025 and December 31, 2024, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $745,268 and $123,392; Equipment $1,798,280 and $1,681,197; Maintenance rights $21,873 and $12,708; Notes receivable $133,550 and $139,853; Investments in sales-type leases $16,780 and $17,752; and Other assets $11,702 and $11,973 (each respectively).
(2)Total liabilities at June 30, 2025 and December 31, 2024, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $2,060,155 and $1,518,391, respectively. Further, refer to Note 6 of the Condensed Consolidated Financial Statements for details of the Company’s commitments and contingencies.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUE
Lease rent revenue	$72,268	$55,866	$140,007	$108,747
Maintenance reserve revenue	50,743	62,897	105,602	106,767
Spare parts and equipment sales	30,354	6,186	48,594	9,474
Interest revenue	3,649	2,284	7,583	4,553
Gain on sale of leased equipment	27,582	14,428	32,019	23,629
Gain on sale of financial assets	—	—	378	—
Maintenance services revenue	8,031	6,781	13,617	12,008
Other revenue	2,875	2,678	5,434	5,025
Total revenue	195,502	151,120	353,234	270,203

EXPENSES
Depreciation and amortization expense	27,550	22,167	52,574	44,653
Cost of spare parts and equipment sales	28,102	5,437	43,425	8,142
Cost of maintenance services	8,621	5,671	13,950	11,245
Write-down of equipment	11,458	—	13,567	261
General and administrative	50,429	34,687	98,149	64,268
Technical expense	7,508	4,518	13,738	12,773
Net finance costs:
Interest expense	33,569	24,562	65,663	47,565
Total net finance costs	33,569	24,562	65,663	47,565
Total expenses	167,237	97,042	301,066	188,907

Income from operations	28,265	54,078	52,168	81,296
Gain on sale of business	42,950	—	42,950	—
Income from joint ventures	3,082	3,825	4,433	6,499
Income before income taxes	74,297	57,903	99,551	87,795
Income tax expense	13,920	15,317	22,305	24,340
Net income	60,377	42,586	77,246	63,455
Preferred stock dividends	1,353	910	2,676	1,810
Accretion of preferred stock issuance costs	69	12	139	24
Net income attributable to common shareholders	$58,955	$41,664	$74,431	$61,621

Basic weighted average income per common share	$8.68	$6.34	$11.11	$9.51
Diluted weighted average income per common share	$8.43	$6.21	$10.64	$9.22

Basic weighted average common shares outstanding	6,789	6,570	6,698	6,479
Diluted weighted average common shares outstanding	6,990	6,714	6,995	6,687
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$60,377	$42,586	$77,246	$63,455
Other comprehensive loss:
Currency translation adjustment	298	(214)	303	(558)
Unrealized loss on derivative instruments	(3,534)	(2,380)	(8,965)	(3,396)
Unrealized loss on derivative instruments at joint venture	(142)	(145)	(553)	(220)
Net loss recognized in other comprehensive income	(3,378)	(2,739)	(9,215)	(4,174)
Tax benefit related to items of other comprehensive income	(754)	(614)	(2,056)	(936)
Other comprehensive loss	(2,624)	(2,125)	(7,159)	(3,238)
Total comprehensive income	$57,753	$40,461	$70,087	$60,217

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months ended June 30, 2025 and 2024
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	3,250	$63,192	7,373	$74	$57,967	$505,083	$2,364	$565,488
Net income	—	—	—	—	—	60,377	—	60,377
Net unrealized gain from currency translation adjustment, net of tax expense of $66	—	—	—	—	—	—	232	232
Net unrealized loss from derivative instruments, net of tax benefit of $820	—	—	—	—	—	—	(2,856)	(2,856)
Shares issued under stock compensation plans	—	—	406	3	(5)	—	—	(2)
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(134)	(1)	(18,713)	—	—	(18,714)
Stock-based compensation expense, net of forfeitures	—	—	—	—	16,751	—	—	16,751
Accretion of preferred shares issuance costs	—	69	—	—	—	(69)	—	(69)
Common stock cash dividends paid ($0.25 per share)	—	—	—	—	—	(1,917)	—	(1,917)
Preferred stock dividends ($0.42 per share)	—	—	—	—	—	(1,353)	—	(1,353)
Balances at June 30, 2025	3,250	$63,261	7,645	$76	$56,000	$562,121	$(260)	$617,937

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2024	2,500	$49,976	6,859	$69	$33,657	$417,738	$10,333	$461,797
Net income	—	—	—	—	—	42,586	—	42,586
Net unrealized loss from currency translation adjustment, net of tax benefit of $48	—	—	—	—	—	—	(166)	(166)
Net unrealized loss from derivative instruments, net of tax benefit of $566	—	—	—	—	—	—	(1,766)	(1,766)
Shares issued under stock compensation plans	—	—	280	2	(4)	—	—	(2)
Cancellation of restricted stock in satisfaction of withholding tax	—	—	—	—	(6,119)	—	—	(6,119)
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,149	—	—	4,149
Accretion of preferred shares issuance costs	—	12	—	—	—	(12)	—	(12)
Common stock cash dividends paid ($1.00 per share)	—	—	—	—	—	(7,139)	—	(7,139)
Preferred stock dividends ($0.36 per share)	—	—	—	—	—	(910)	—	(910)
Balances at June 30, 2024	2,500	$49,988	7,139	$71	$31,683	$452,263	$8,401	$492,418

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Six months ended June 30, 2025 and 2024
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2024	3,250	$63,122	7,173	$72	$50,928	$491,439	$6,899	$549,338
Net income	—	—	—	—	—	77,246	—	77,246
Net unrealized gain from currency translation adjustment, net of tax expense of $68	—	—	—	—	—	—	235	235
Net unrealized loss from derivative instruments, net of tax benefit of $2,124	—	—	—	—	—	—	(7,394)	(7,394)
Shares issued under stock compensation plans	—	—	606	5	127	—	—	132
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(134)	(1)	(18,713)	—	—	(18,714)
Stock-based compensation expense, net of forfeitures	—	—	—	—	23,658	—	—	23,658
Accretion of preferred shares issuance costs	—	139	—	—	—	(139)	—	(139)
Common stock cash dividends paid ($0.50 per share)	—	—	—	—	—	(3,749)	—	(3,749)
Preferred stock dividends ($0.82 per share)	—	—	—	—	—	(2,676)	—	(2,676)
Balances at June 30, 2025	3,250	$63,261	7,645	$76	$56,000	$562,121	$(260)	$617,937

			Shareholders’ Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income	Equity
Balances at December 31, 2023	2,500	$49,964	6,849	$68	$29,667	$397,781	$11,447	$438,963
Net income	—	—	—	—	—	63,455	—	63,455
Net unrealized loss from currency translation adjustment, net of tax benefit of $125	—	—	—	—	—	—	(433)	(433)
Net unrealized loss from derivative instruments, net of tax benefit of $811	—	—	—	—	—	—	(2,613)	(2,613)
Shares issued under stock compensation plans	—	—	290	3	173	—	—	176
Cancellation of restricted stock in satisfaction of withholding tax	—	—	—	—	(6,119)	—	—	(6,119)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,962	—	—	7,962
Accretion of preferred shares issuance costs	—	24	—	—	—	(24)	—	(24)
Common stock cash dividends paid ($1.00 per share)	—	—	—	—	—	(7,139)	—	(7,139)
Preferred stock dividends ($0.72 per share)	—	—	—	—	—	(1,810)	—	(1,810)
Balances at June 30, 2024	2,500	$49,988	7,139	$71	$31,683	$452,263	$8,401	$492,418

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$77,246	$63,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,574	44,653
Gain on sale of business	(42,950)	—
Gain on sale of leased equipment	(32,019)	(23,629)
Stock-based compensation expense	23,658	7,962
Write-down of equipment	13,567	261
Payments received on sales-type leases	5,210	27,453
Accretion of deferred costs and note discounts	5,033	4,925
Income from joint ventures	(4,433)	(6,499)
Amortization of contract asset	1,497	258
Gain on sale of financial assets	(378)	—
Allowances and provisions	(169)	(45)
Loss on disposal of property, equipment and furnishings	45	—
Gain on insurance proceeds	—	(73)
Deferred income taxes	20,733	23,090
Changes in assets and liabilities:
Receivables	(828)	4,491
Inventory	8,852	(40,734)
Other assets	890	649
Accounts payable and accrued expenses	(1,325)	8,831
Maintenance reserves	21,315	13,157
Security deposits	280	5,146
Unearned revenue	(3,607)	(3,698)
Net cash provided by operating activities	145,191	129,653

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(154,944)	(321,577)
Proceeds from sale of equipment (net of selling expenses)	141,949	69,967
Proceeds from sale of business (net of cash and cash equivalents sold with business)	21,055	—
Purchase of property, equipment and furnishings	(17,117)	(1,707)
Payments received on notes receivable	8,580	3,773
Contributions to joint ventures	(1,770)	—
Issuance of notes receivable	—	(26,699)
Insurance proceeds received on property, equipment and furnishings	—	1,235
Net cash used in investing activities	(2,247)	(275,008)

Cash flows from financing activities:
Proceeds from debt obligations	851,051	357,229
Principal payments on debt obligations	(309,641)	(211,331)
Cancellation of restricted stock units in satisfaction of withholding tax	(18,714)	(6,119)
Debt issuance costs	(9,017)	(5,757)
Common stock cash dividends paid	(3,749)	(7,139)
Preferred stock dividends	(2,973)	(1,820)
Proceeds from shares issued under stock compensation plans	132	176
Net cash provided by financing activities	507,089	125,239

Increase (decrease) in cash, cash equivalents and restricted cash	650,033	(20,116)
Cash, cash equivalents and restricted cash at beginning of period	132,502	168,029
Cash, cash equivalents and restricted cash at end of period	$782,535	$147,913

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$63,055	$47,160

Income Taxes	$3,429	$5,779

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Equipment held for sale	$24,436	$12,874
Contributions to joint ventures	$22,500	$—
Proceeds from sale of business	$22,500	$—
Transfer from Notes receivable to Equipment held for operating lease	$1,863	$—
Transfers from Equipment held for sale to Equipment held for operating lease	$1,381	$—
Transfers from Notes receivable to Equipment held for sale	$1,374	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$311	$225
Transfers from Equipment held for operating lease to Investments in sales-type leases	$—	$24,870
Additions to Equipment held for operating lease (1)	$4,631	$4,351
Accretion of preferred stock issuance costs	$139	$24
_____________________________

1.During the six months ended June 30, 2025, the Company engaged in an exchange transaction with a third party in which the Company sold aircraft engines in exchange for aircraft engines. This transaction was accounted for under Accounting Standards Codification (“ASC”) 805 and ASC 845 and resulted in $4.6 million in non-cash additions to equipment held for operating lease for the associated total gain. During the six months ended June 30, 2024, the Company engaged in exchange transactions involving monetary consideration with third parties in which the Company sold aircraft engines in exchange for the purchase of aircraft engines. These transactions were accounted for under ASC 805 and ASC 845 and resulted in a total of $4.4 million in non-cash additions to equipment held for operating lease for the associated total gain.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s 2024 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2025.

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

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and take into account the economic implications of the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs, on the Company’s critical and significant accounting estimates. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to intangible assets, long-lived assets, equipment held for sale, allowances for doubtful accounts and credit losses, inventory, deferred in-substance fixed payment use fees included in Unearned revenue on the Condensed Consolidated Balance Sheets, and estimated income taxes. Actual results may differ materially from these estimates under different assumptions or conditions. Given the uncertainty in the future changes in interest rates or inflation, as well as the impact of new or increased tariffs, the Company will continue to evaluate the nature and extent of the impact to its business, results of operations and financial condition.

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

(c)   Risks and Uncertainties

Given the uncertainty in the rapidly changing market and economic conditions related to the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs, we will continue to evaluate the nature and extent of the impact on the Company’s business and financial position. The ultimate extent of the effects on the Company will depend on future developments, and such effects could exist for an extended period of time.

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

(e)   Government Grant Income

There is no specific guidance in GAAP that addresses the recognition and measurement of government assistance received by a business entity. In the absence of authoritative GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) was the most appropriate. Under IAS 20, grant income is recognized to the extent that there is reasonable assurance that the Company will comply with the conditions attached to the grant, and the grant will be received.

During the six months ended June 30, 2025, the Company received approximately $6.3 million in government grant receipts for its sustainable aviation fuel project, related to a grant that was awarded to the Company in October 2023. As of June 30, 2025, the Company believes it has complied and will continue to comply with all of the grant conditions, which primarily relate to providing evidence of completion of the funded activities. The grant income was recorded as a deduction to related fees included in general and administrative expenses on the Condensed Consolidated Statements of Income.

2. Equipment Held for Operating Lease and Notes Receivable
As of June 30, 2025, the Company had $2,606.6 million of equipment held in our operating lease portfolio, $171.8 million of notes receivable, $34.7 million of maintenance rights, and $16.8 million of investments in sales-type leases, which represented 348 engines, 15 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2024, the Company had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented 354 engines, 16 aircraft, one marine vessel, and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	June 30, 2025			December 31, 2024
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$3,021,961	$(610,351)	$2,411,610	$3,060,020	$(595,340)	$2,464,680
Aircraft and airframes	200,329	(15,961)	184,368	174,642	(13,634)	161,008
Marine vessel	15,200	(4,585)	10,615	14,366	(4,144)	10,222
	$3,237,490	$(630,897)	$2,606,593	$3,249,028	$(613,118)	$2,635,910
Notes Receivable and Investments in Sales-Type Leases
During the three months ended June 30, 2025 and 2024, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $3.6 million and $2.3 million, respectively, and $7.6 million and $4.6 million during the six months ended June 30, 2025 and 2024, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 6.0% to 12.2% as of June 30, 2025 and 7.1% to 12.2% as of June 30, 2024.
3.  Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”), for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of June 30, 2025, WMES owned a lease portfolio of 52 engines and two aircraft with a net book value of $380.8 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Engine Lease Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of June 30, 2025, CASC Willis owned a lease portfolio of five engines with a net book value of $43.3 million.
In March 2025, the Company entered into an agreement with independent MRO (Maintenance, Repair and Overhaul) provider Global Engine Maintenance to create a joint venture named Willis Global Engine Testing (“WGET”) to build an engine test facility in West Palm Beach, Florida. The Company has a 70% membership interest, and Global Engine Maintenance has a 30% membership interest. WGET is a VIE that the Company is not the primary beneficiary of since the power to direct the activities that most significantly impact WGET’s economic performance is shared between the Company and Global Engine Maintenance. The Company’s considerations in determining the variable interest entity’s (“VIE”) most significant activities and whether the Company has the power to direct those activities include, but are not limited to, the VIE’s purpose and design and the matters that require unanimous approval from both parties. Accordingly, the Company does not consolidate WGET, and the Company uses the equity method in recording investment activity. The Company made an initial capital contribution of $1.6 million, which represents 70% of the cost of the land that the engine test facility is being built on. WGET signed a contract related to the design of an engine test facility. The Company anticipates its portion of the committed amount, which will be funded through future contributions, to be approximately $15.1 million.

During the six months ended June 30, 2025, Willis Asset Management Limited (“WAML”), a wholly-owned subsidiary of the Company entered into a Share Purchase Agreement (the “SPA”), by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of Bridgend Asset Management Limited (“BAML”), a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

As of June 30, 2025	WMES	CASC Willis	WGET	Total
	(in thousands)
Investment in joint ventures as of December 31, 2024	$44,756	$17,914	$—	$62,670
Income from joint ventures	3,876	557	—	4,433
Foreign currency translation adjustment	—	303	—	303
Other comprehensive loss from joint ventures	(553)	—	—	(553)
Contributions	22,500	—	1,770	24,270
Investment in joint ventures as of June 30, 2025	$70,579	$18,774	$1,770	$91,123

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $1.8 million and $1.3 million during the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $2.7 million during the six months ended June 30, 2025 and 2024, respectively, related to the servicing of engines for the WMES lease portfolio.

During the six months ended June 30, 2025, the Company sold three engines and one airframe to WMES for a total of $32.2 million, which resulted in a total gain of $1.6 million for the Company. Additionally, during the six months ended June 30, 2025, the Company sold one engine to WMES for $21.1 million, which resulted in a trading profit of $1.4 million for the Company. During the six months ended June 30, 2024, the company sold three engines to WMES for $44.7 million, which resulted in a total gain of $12.0 million for the Company.

During the six months ended June 30, 2025, the Company purchased an engine from WMES for $7.2 million.

During the six months ended June 30, 2025, the Company sold one engine to CASC Willis for $6.1 million, which resulted in no gain or loss for the Company.

As of June 30, 2025, the Company subleased two WMES engines to a third party, with WMES as the head lessor. As of June 30, 2025, the total right-of-use (“ROU”) asset and lease liability balances under these leases were $1.5 million and $1.4 million respectively. As of June 30, 2024, the Company subleased one WMES engine to a third party, with WMES as the head lessor. As of June 30, 2024, the ROU asset and lease liability balances under this lease were $2.5 million, each.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$27,016	$22,223	$45,266	$41,149
Expenses	17,597	14,751	33,704	28,512
WMES net income	$9,419	$7,472	$11,562	$12,637

	June 30, 2025	December 31, 2024
	(in thousands)
Total assets	$445,522	$352,783
Total liabilities	293,338	256,055
Total WMES net equity	$152,184	$96,728

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

The following table presents information about our nonconsolidated VIE in which we hold a variable interest:

	June 30, 2025
	VIE Assets	VIE Liabilities	Maximum Exposure to Loss
	(in thousands)
WGET	$2,529	$—	$1,770

Our maximum exposure to loss is limited to our investment.

4.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 2.60% at June 30, 2025, secured by engines, airframes, and loan assets. The facility has a committed amount of $1.0 billion at June 30, 2025, which revolves until the maturity date of October 2029.	$623,000	$693,000
WEST VIII Series A 2025 term notes payable at a fixed rate of interest of 5.58%, maturing in June 2050, secured by engines, airframes, and loan assets	524,000	—
WEST VIII Series B 2025 term note payable at a fixed rate of interest of 6.07%, maturing in June 2050, secured by engines, airframes, and loan assets	72,000	—
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	338,947	356,355
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	232,050	241,065
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	32,215	33,486
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	8,612	9,926
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	220,104	226,572
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	30,662	31,563
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	6,884	8,142
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, maturing in September 2043, secured by engines	182,872	199,846
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, maturing in September 2043, secured by engines	25,011	27,338
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	149,453	161,308
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	20,067	21,659
Willis Warehouse Facility LLC (“WWFL”) credit facility at a floating rate of interest of one-month term SOFR, plus 2.25% at June 30, 2025 maturing in May 2029, secured by engines, airframes, and loan assets.	243,521	221,882
Note payable at a fixed rate of interest of 5.00%, maturing in February 2033, secured by an engine	20,643	20,780
Note payable at a fixed rate of interest of 4.59%, maturing in November 2032, secured by an engine	21,828	22,094
Note payable at a fixed rate of interest of 4.23%, maturing in June 2032, secured by an engine	17,662	17,710
Note payable at a fixed rate of interest of 5.17%, maturing in March 2033, secured by an engine	23,860	—
Note payable at a fixed rate of interest of 5.91%, maturing in March 2034, secured by an engine	21,007	—
Note payable at a fixed rate of interest of 5.83%, maturing in April 2034, secured by an engine	19,739	—
	2,834,137	2,292,726
Less: unamortized debt issuance costs and note discounts	(33,494)	(28,174)
Total debt obligations	$2,800,643	$2,264,552
One-month term SOFR was 4.45% and 4.37% as of June 30, 2025 and December 31, 2024, respectively.

As it relates to the $20.6 million, $21.8 million, $17.7 million, $23.9 million, $21.0 million, and $19.7 million notes payable resulting from failed sale-leaseback transactions that are secured by engines, the Company has options to repurchase the engines in March 2032 for $18.4 million, January 2032 for $17.7 million, July 2031 for $17.0 million, March 2032 for $19.3 million, March 2033 for $16.9 million, and April 2033 for $17.9 million, respectively.

In June 2025, the Company and its direct, wholly-owned subsidiary Willis Engine Structured Trust VIII (“WEST VIII”), closed WEST VIII’s offering of $596.0 million in aggregate principal amount of fixed rate notes (the “Notes”). The Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $524.0 million and the Series B Notes issued in an aggregate principal amount of $72.0 million. The Notes are secured by, among other things, WEST VIII’s direct and indirect ownership interests in a portfolio of aircraft engines and airframes. The Series A Notes and Series B Notes have a fixed coupon of 5.582% and 6.070%, respectively, an expected maturity of approximately six years and a final maturity of 25 years. The Series A Notes and Series B Notes were issued at a price of 99.99721% and 99.99711% of par, respectively.

Principal outstanding at June 30, 2025 is expected to be repayable as follows:

Year	(in thousands)
2025	$204,478
2026	113,397
2027	204,344
2028	255,394
2029	1,421,308
Thereafter	635,216
Total	$2,834,137

Virtually all of the above debt requires ongoing compliance with certain financial covenants, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at June 30, 2025.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $866.5 million and $914.9 million of variable rate borrowings at June 30, 2025 and December 31, 2024, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of June 30, 2025, the Company had seven interest rate swap agreements, with a total notional amount of $475.0 million. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which had remaining terms of 7 months as of June 30, 2025. During the year ended December 31, 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, and with remaining terms of 47 months as of June 30, 2025. During the year ended December 31, 2024, the Company also entered into one fixed-rate interest swap agreement, having a notional amount of $75.0 million, and with a remaining term of 47 months as of June 30, 2025. During the six months ended June 30, 2025, the Company entered into one fixed-rate interest swap agreement, having a notional amount of $50.0 million, and with a remaining term of 52 months as of June 30, 2025. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The following table displays the total notional amount of the Company’s outstanding fixed-rate interest swap agreements:

Derivatives in Cash Flow Hedging Relationships	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Interest rate contracts	$475,000	$425,000

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended June 30, 2025.

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

The following table displays the total fair value of the Company’s outstanding fixed-rate interest swap agreements in the Condensed Consolidated Balance Sheets:

		Derivative Assets
Derivatives in Cash Flow Hedging Relationships		As of June 30,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Interest rate contracts	Other assets	$4,423	$10,989

		Derivative Liabilities
Derivatives in Cash Flow Hedging Relationships		As of June 30,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Interest rate contracts	Accounts payable and accrued expenses	$2,377	$—

The Company recorded an adjustment to interest expense of $(2.5) million and $(3.1) million during the three months ended June 30, 2025 and 2024, respectively, from derivative instruments. The Company recorded an adjustment to interest expense of $(4.9) million and $(6.2) million during the six months ended June 30, 2025 and 2024, respectively, from derivative instruments.

Effect of Derivative Instruments on Earnings on the Condensed Consolidated Statements of Income and Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2025 and 2024:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest rate contracts	$(3,534)	$(2,380)	$(8,965)	$(3,396)
Total	$(3,534)	$(2,380)	$(8,965)	$(3,396)

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

6.  Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. As of June 30, 2025, the Company had $1.0 billion in purchase commitments of equipment that are expected to be satisfied within five fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or cancellations would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $97.1 million and $126.6 million by 2030.
7.  Income Taxes

Income tax expense for the three and six months ended June 30, 2025 was $13.9 million and $22.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 18.7% and 22.4%, respectively. Income tax expense for the three and six months ended June 30, 2024 was $15.3 million and $24.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 26.5% and 27.7% respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as well as the sale of the Company’s entire issued share capital of BAML, for which no statutory tax was due on the gain recognized.

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

H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. We are currently evaluating the provisions of the OBBBA to assess their potential impact on our financial position, results of operations and cash flows.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of June 30, 2025 and December 31, 2024 was estimated to have a fair value of approximately $147.2 million and $176.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of June 30, 2025 and December 31, 2024 was estimated to have a fair value of approximately $17.0 million and $21.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2025 and December 31, 2024 was estimated to have a fair value of approximately $2,477.0 million and $1,928.3 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of June 30, 2025 and December 31, 2024, the Company measured the fair value of its interest rate swap agreements based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of June 30, 2025 was $2.0 million, representing an asset of $4.4 million and a liability of $2.4 million, and reflected within Other assets and Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets, respectively. The net fair value of the interest rate swaps as of December 31, 2024 was $11.0 million, representing an asset and reflected within Other assets on the Condensed Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(2.5) million and $(3.1) million during the three months ended June 30, 2025 and 2024, respectively, from derivative instruments. The Company recorded an adjustment to interest expense of $(4.9) million and $(6.2) million during the six months ended June 30, 2025 and 2024, respectively, from derivative instruments.

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

	Total Losses
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Equipment held for lease	$11,458	$—	$13,342	$261
Equipment held for sale	—	—	225	—
Total	$11,458	$—	$13,567	$261

Write-downs of equipment to their estimated fair values totaled $11.5 million for the three months ended June 30, 2025, reflecting the adjustments of the carrying values of six engines. Write-downs of equipment to their estimated fair values totaled $13.6 million for the six months ended June 30, 2025, reflecting the adjustment of the carrying value of 11 engines. Write-downs of equipment to their estimated fair values totaled $0.3 million for the six months ended June 30, 2024, reflecting the adjustment of the carrying value of one airframe.

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

There were approximately 537,000 and 333,000 anti-dilutive weighted shares excluded from the computation of diluted weighted average income per common share for the three and six months ended June 30, 2025, respectively. There were approximately 3,000 anti-dilutive shares excluded from the computation of diluted weighted average income per common share for the three and six months ended June 30, 2024.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$58,955	$41,664	$74,431	$61,621

Basic weighted average common shares outstanding	6,789	6,570	6,698	6,479
Potentially dilutive common shares	201	144	297	208
Diluted weighted average common shares outstanding	6,990	6,714	6,995	6,687

Basic weighted average income per common share	$8.68	$6.34	$11.11	$9.51
Diluted weighted average income per common share	$8.43	$6.21	$10.64	$9.22
10. Equity

Common Stock Repurchase

In December 2024, the Board of Directors (the “Board”) approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. No shares were repurchased during each of the six months ended June 30, 2025 and 2024.

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

Dividends: Prior to the Stock Purchase Agreement, the Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 8.5% per share, and the Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During each of the six months ended June 30, 2025 and 2024, the Company paid total preferred stock dividends of $3.0 million and $1.8 million, respectively. As of June 30, 2025, the Company had approximately $1.1 million in preferred stock dividends accrued but not paid, or approximately $0.35 per share of the Series A Preferred Stock.

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
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
2023 Incentive Stock Plan	$16,711	$4,139	$23,568	$7,938
Employee Stock Purchase Plan	40	10	90	24
Total Stock Compensation Expense	$16,751	$4,149	$23,658	$7,962

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

As of June 30, 2025, the Company had granted 2,658,196 RSAs under the 2023 Plan and had 991,264 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the six months ended June 30, 2025:

Shares
Balance of unvested shares as of December 31, 2024	569,425
Shares granted	603,509
Shares forfeited	(9,653)
Shares vested	(326,549)
Balance of unvested shares as of June 30, 2025	836,732

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the six months ended June 30, 2025 and 2024, 1,531 and 5,532 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.

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

The following tables present a summary of the reportable segments (in thousands):

Three months ended June 30, 2025	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$72,268	$—	$—	$72,268
Maintenance reserve revenue	50,743	—	—	50,743
Spare parts and equipment sales	21,157	10,421	(1,224)	30,354
Interest revenue	3,649	—	—	3,649
Gain on sale of leased equipment	27,582	—	—	27,582
Maintenance services revenue	8,031	—	—	8,031
Other revenue	2,874	43	(42)	2,875
Total revenue	186,304	10,464	(1,266)	195,502

Expenses:
Depreciation and amortization expense	27,538	12	—	27,550
Cost of spare parts and equipment sales	19,768	9,328	(994)	28,102
Cost of maintenance services	8,847	—	(226)	8,621
Write-down of equipment	11,458	—	—	11,458
General and administrative	49,162	1,267	—	50,429
Technical expense	7,512	—	(4)	7,508
Net finance costs:
Interest expense	33,569	—		33,569
Total finance costs	33,569	—	—	33,569
Total expenses	157,854	10,607	(1,224)	167,237
Income (loss) from operations	$28,450	$(143)	$(42)	$28,265

Three months ended June 30, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$55,866	$—	$—	$55,866
Maintenance reserve revenue	62,897	—	—	62,897
Spare parts and equipment sales	209	9,641	(3,664)	6,186
Interest revenue	2,284	—	—	2,284
Gain on sale of leased equipment	14,428	—	—	14,428
Maintenance services revenue	6,781	—	—	6,781
Other revenue	2,598	139	(59)	2,678
Total revenue	145,063	9,780	(3,723)	151,120

Expenses:
Depreciation and amortization expense	22,148	19	—	22,167
Cost of spare parts and equipment sales	21	8,938	(3,522)	5,437
Cost of maintenance services	5,735	—	(64)	5,671
General and administrative	34,035	652	—	34,687
Technical expense	4,596	—	(78)	4,518
Net finance costs:
Interest expense	24,562	—	—	24,562
Total finance costs	24,562	—	—	24,562
Total expenses	91,097	9,609	(3,664)	97,042
Income from operations	$53,966	$171	$(59)	$54,078

Six months ended June 30, 2025	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$140,007	$—	$—	$140,007
Maintenance reserve revenue	105,602	—	—	105,602
Spare parts and equipment sales	23,455	29,101	(3,962)	48,594
Interest revenue	7,583	—	—	7,583
Gain on sale of leased equipment	32,019	—	—	32,019
Gain on sale of financial assets	378	—	—	378
Maintenance services revenue	13,617	—	—	13,617
Other revenue	5,338	185	(89)	5,434
Total revenue	327,999	29,286	(4,051)	353,234

Expenses:
Depreciation and amortization expense	52,543	31	—	52,574
Cost of spare parts and equipment sales	21,275	25,831	(3,681)	43,425
Cost of maintenance services	14,223	—	(273)	13,950
Write-down of equipment	13,567	—	—	13,567
General and administrative	95,957	2,192	—	98,149
Technical expense	13,746	—	(8)	13,738
Net finance costs:
Interest expense	65,663	—	—	65,663
Total finance costs	65,663	—	—	65,663
Total expenses	276,974	28,054	(3,962)	301,066
Income from operations	$51,025	$1,232	$(89)	$52,168

Six months ended June 30, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$108,747	$—	$—	$108,747
Maintenance reserve revenue	106,767	—	—	106,767
Spare parts and equipment sales	293	14,037	(4,856)	9,474
Interest revenue	4,553	—	—	4,553
Gain on sale of leased equipment	23,629	—	—	23,629
Maintenance services revenue	12,008	—	—	12,008
Other revenue	4,742	380	(97)	5,025
Total revenue	260,739	14,417	(4,953)	270,203

Expenses:
Depreciation and amortization expense	44,616	37	—	44,653
Cost of spare parts and equipment sales	30	12,792	(4,680)	8,142
Cost of maintenance services	11,315	—	(70)	11,245
Write-down of equipment	261	—	—	261
General and administrative	62,221	2,047	—	64,268
Technical expense	12,879	—	(106)	12,773
Net finance costs:
Interest expense	47,565	—	—	47,565
Total finance costs	47,565	—	—	47,565
Total expenses	178,887	14,876	(4,856)	188,907
Income (loss) from operations	$81,852	$(459)	$(97)	$81,296

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2025	$3,879,760	$66,685	$—	$3,946,445
Total assets as of December 31, 2024	$3,219,856	$77,340	$—	$3,297,196
13. Related Party Transactions

Joint Ventures

During the six months ended June 30, 2025, WAML entered into an SPA, by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of BAML, a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

“Other revenue” on the Condensed Consolidated Statements of Income includes management fees earned of $1.8 million and $1.3 million during the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $2.7 million during the six months ended June 30, 2025 and 2024, respectively, related to the servicing of engines for the WMES lease portfolio.

During the six months ended June 30, 2025, the Company sold three engines and one airframe to WMES for a total of $32.2 million, which resulted in a total gain of $1.6 million for the Company. Additionally, during the six months ended June 30, 2025, the Company sold one engine to WMES for $21.1 million, which resulted in a trading profit of $1.4 million for the Company. During the six months ended June 30, 2024, the company sold three engines to WMES for $44.7 million, which resulted in a total gain of $12.0 million for the Company.

During the six months ended June 30, 2025, the Company purchased an engine from WMES for $7.2 million.

During the six months ended June 30, 2025, the Company sold one engine to CASC Willis for $6.1 million, which resulted in no gain or loss for the Company.

As of June 30, 2025, the Company subleased two WMES engines to a third party, with WMES as the head lessor. As of June 30, 2025, the total ROU asset and lease liability balances under these leases were $1.5 million and $1.4 million, respectively. As of June 30, 2024, the Company subleased one WMES engine to a third party, with WMES as the head lessor. As of June 30, 2024, the ROU asset and lease liability balances under this lease were $2.5 million, each.

Other

During the six months ended June 30, 2024, the Company paid approximately $66,000 to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.
14. Subsequent Events

On July 22, 2025, Willis Warehouse Facility LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into Amendment No. 1 to the Secured Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement primarily includes the following changes, among other things, (i) an extension of the availability period of the commitments from May 3, 2026, to May 3, 2027, (ii) an extension of the final repayment date from May 3, 2029 to May 3, 2030, (iii) more favorable asset advance rates available to the Borrower, and (iv) reduced fees charged on undrawn loan commitments.

On July 30, 2025, the Board declared the Company’s recurring quarterly dividend of $0.25 per share of common stock outstanding. The dividend is expected to be paid on August 21, 2025 to shareholders of record at the close of business on August 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2025, the majority of our leases were operating leases, with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842 and investments in sales-type leases. As of June 30, 2025, we had 69 lessees in 36 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2025, we had $2,606.6 million of equipment held in our operating lease portfolio, $171.8 million of notes receivable, $34.7 million of maintenance rights, and $16.8 million of investments in sales-type leases, which represented 348 engines, 15 aircraft, one marine vessel, and other leased parts and equipment. As of June 30, 2025, we also managed 284 engines, aircraft and related equipment on behalf of other parties.

Willis Aeronautical Services, Inc. is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines. Additionally, through Willis Engine Repair Center®, Jet Centre by Willis, and Willis Aviation Services Limited, the Company’s service offerings include Part 145 engine maintenance, aircraft line and base maintenance, aircraft disassembly, parking and storage, airport FBO and ground and cargo handling services.

We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines.

Risks and Uncertainties

Given the uncertainty in the rapidly changing market and economic conditions related to the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs, we will continue to evaluate the nature and extent of the impact to the Company’s business and financial position. The ultimate extent of changes in interest rates or inflation, as well as the impact of new or increased tariffs, on the Company will depend on future developments, and such effects could exist for an extended period of time.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.

Results of Operations
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Revenue is summarized as follows:

	Three months ended June 30,
	2025	2024	% Change
	(dollars in thousands)
Lease rent revenue	$72,268	$55,866	29.4%
Maintenance reserve revenue	50,743	62,897	(19.3)%
Spare parts and equipment sales	30,354	6,186	390.7%
Interest revenue	3,649	2,284	59.8%
Gain on sale of leased equipment	27,582	14,428	91.2%
Maintenance services revenue	8,031	6,781	18.4%
Other revenue	2,875	2,678	7.4%
Total revenue	$195,502	$151,120	29.4%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $16.4 million, or 29.4%, to $72.3 million in the three months ended June 30, 2025 from $55.9 million for the three months ended June 30, 2024. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period as well as an increase in average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowance) of equipment held in our operating lease portfolio.

Two customers accounted for approximately 13% and 10% of total lease rent revenue of the Company during the three months ended June 30, 2025, and one customer accounted for approximately 10% of total lease rent revenue during the three months ended June 30, 2024.

At June 30, 2025, the Company had $2,606.6 million of equipment held in our operating lease portfolio, $171.8 million of notes receivable, $34.7 million of maintenance rights, and $16.8 million of investments in sales-type leases. At June 30, 2024, the Company had $2,317.9 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, $25.5 million of maintenance rights, and $6.2 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 87.2% and 83.0% for the three months ended June 30, 2025 and 2024, respectively. Utilization at June 30, 2025 was 88.3%.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $12.2 million, or 19.3%, to $50.7 million for the three months ended June 30, 2025 from $62.9 million for the three months ended June 30, 2024. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. We recognized $0.5 million in long-term maintenance revenue for the three months ended June 30, 2025, compared to $17.0 million in long-term maintenance revenue recognized in the comparable prior period as significantly fewer engines came off leases with long-term maintenance conditions during the second quarter of 2025 as compared to the second quarter of 2024. Engines on lease with “non-reimbursable” usage fees generated $50.2 million of short-term maintenance revenues, compared to $45.9 million in the comparable prior period, an increase of $4.4 million or 9.5%. The increase in short-term maintenance reserve revenue was influenced by an increase in the number of engines on short-term lease conditions, and the systematic, contractual increase in the hourly and cyclical usage rates on our engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $24.2 million, or 390.7%, to $30.4 million for the three months ended June 30, 2025, compared to $6.2 million for the three months ended June 30, 2024. Spare parts sales were $9.2 million and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $3.1 million, or 49.3%, compared to the same period in 2024. The increase in spare parts sales for the three months ended June 30, 2025 reflects the demand for surplus material as operators extend the lives of their current generation engine portfolios. Equipment sales for the three months ended June 30, 2025 were $21.1 million for the sale of one engine. There were no equipment sales for the three months ended June 30, 2024.

Interest Revenue. Interest revenue increased by $1.4 million, or 59.8%, to $3.6 million for the three months ended June 30, 2025, from $2.3 million for the three months ended June 30, 2024. The increase primarily reflects an increase in notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2025, we sold 14 engines, two airframes, and other parts and equipment from the lease portfolio for $91.1 million less economic closing adjustments, resulting in a net gain of $27.6 million. During the three months ended June 30, 2024, we sold seven engines, eight airframes, and other parts and equipment from the lease portfolio for $68.5 million less economic closing adjustments, resulting in a net gain of $14.4 million.

Maintenance Services Revenue. Maintenance services revenues predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to fixed base operator services provided to third parties, such as refueling, maintenance, and hangar services. Maintenance services revenue increased by $1.3 million, or 18.4%, to $8.0 million for the three months ended June 30, 2025, from $6.8 million for the three months ended June 30, 2024. The increase primarily reflects an increase in service fee revenue.

Other Revenue. Other revenue increased by $0.2 million, or 7.4%, to $2.9 million for the three months ended June 30, 2025 from $2.7 million for the three months ended June 30, 2024. Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the Willis Mitsui & Company Engine Support Limited (“WMES”) lease portfolio. These services include management of the WMES lease portfolio, which occurs on an ongoing basis, as well as marketing, which occurs on a transactional basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.4 million, or 24.3%, to $27.6 million for the three months ended June 30, 2025, compared to $22.2 million for the three months ended June 30, 2024. The increase is primarily due to an increase in the size of our lease portfolio, as well as the timing of placing acquired engines on lease.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $22.7 million, or 416.9%, to $28.1 million for the three months ended June 30, 2025, compared to $5.4 million for the three months ended June 30, 2024. Cost of spare parts sales were $8.3 million and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $2.1 million, or 34.7%, reflecting the increase in spare parts sales. Cost of equipment sales were $19.8 million for the three months ended June 30, 2025. There were no equipment or cost of equipment sales for the three months ended June 30, 2024.

Cost of Maintenance Services. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services provided to third parties. Cost of maintenance services increased by $3.0 million, or 52.0%, to $8.6 million for the three months ended June 30, 2025, compared to $5.7 million for the three months ended June 30, 2024. The increase is primarily related to an increase in personnel as well as project-related costs, as a result of expansion of our aircraft tear down and repair services business.

Write-down of Equipment. There was $11.5 million in write-downs of equipment for the three months ended June 30, 2025, reflecting the write-down of six engines. Write-downs were predominantly related to engines moved from Equipment held for operating lease to Equipment held for sale. There was no write-down of equipment for the three months ended June 30, 2024.

General and Administrative Expenses. General and administrative expenses increased by $15.7 million, or 45.4%, to $50.4 million for the three months ended June 30, 2025, compared to $34.7 million for the three months ended June 30, 2024. The increase primarily reflects a $15.0 million increase in personnel costs. Increased personnel costs included approximately $12.6 million of increased share-based compensation. Of the $12.6 million increase in share-based compensation, $5.3 million related to the acceleration of the vesting of shares upon the resignation of our prior General Counsel, and the remainder primarily related to the rapid appreciation of the market value of the Company’s equity.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $3.0 million to $7.5 million for the three months ended June 30, 2025, compared to $4.5 million for the three months ended June 30, 2024, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased $9.0 million, or 36.7%, to $33.6 million for the three months ended June 30, 2025, compared to $24.6 million for the three months ended June 30, 2024, primarily due to an overall increased level of debt obligations and an increased weighted average borrowing cost. Interest expense associated with the Company’s credit facility increased by $4.4 million for the three months ended June 30, 2025, due to an increase in the average outstanding balance of the credit facility for the three months ended June 30, 2025, as compared to that of the prior year period. Further, there was additional interest expense of $3.7 million for the three months ended June 30, 2025 associated with Willis Warehouse Facility LLC (“WWFL”), as the senior secured warehouse facility was not entered into until May 2024 and $1.2 million of additional interest expense associated with the Willis Engine Structured Trust VIII (“WEST VIII”) notes offering which closed in June 2025. Further, both the Company’s credit facility and WWFL have a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus a certain spread, so fluctuations in SOFR impact interest expense as well. Additionally, derivative-related receipts were $2.5 million for the three months ended June 30, 2025, as compared to $3.1 million for the three months ended June 30, 2024, as certain interest rate swap positions ran off.

Gain on Sale of Business. During the three months ended June 30, 2025, Willis Asset Management Limited (“WAML”), a wholly-owned subsidiary of the Company entered into a Share Purchase Agreement (the “SPA”), by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of Bridgend Asset Management Limited (“BAML”), a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

Income Tax Expense. Income tax expense was $13.9 million for the three months ended June 30, 2025, compared to income tax expense of $15.3 million for the three months ended June 30, 2024. The effective tax rate for the second quarter of 2025 was 18.7%, compared to 26.5% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as well as the sale of the Company’s entire issued share capital of BAML, for which no statutory tax was due on the gain recognized.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Revenue is summarized as follows:

	Six months ended June 30,
	2025	2024	% Change
	(dollars in thousands)
Lease rent revenue	$140,007	$108,747	28.7%
Maintenance reserve revenue	105,602	106,767	(1.1)%
Spare parts and equipment sales	48,594	9,474	412.9%
Interest revenue	7,583	4,553	66.5%
Gain on sale of leased equipment	32,019	23,629	35.5%
Gain on sale of financial assets	378	—	nm
Maintenance services revenue	13,617	12,008	13.4%
Other revenue	5,434	5,025	8.1%
Total revenue	$353,234	$270,203	30.7%

Lease Rent Revenue. Lease rent revenue increased by $31.3 million, or 28.7%, to $140.0 million for the six months ended June 30, 2025, compared to $108.7 million for the six months ended June 30, 2024. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period and an increase in the average lease rate factor.
Two customers accounted for approximately 13% and 10% of the total lease rent revenue of the Company during the six months ended June 30, 2025, and two customers accounted for approximately 11%, each, of the Company’s total lease rent revenue during the six months ended June 30, 2024.

At June 30, 2025, the Company had $2,606.6 million of equipment held in our operating lease portfolio, $171.8 million of notes receivable, $34.7 million of maintenance rights, and $16.8 million of investments in sales-type leases. At June 30, 2024, the Company had $2,317.9 million of equipment held in our operating lease portfolio, $115.5 million of notes receivable, $25.5 million of maintenance rights, and $6.2 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 83.6% and 83.5% for the six months ended June 30, 2025 and 2024, respectively. Utilization at June 30, 2025 was 88.3%.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $1.2 million, or 1.1%, to $105.6 million for the six months ended June 30, 2025 from $106.8 million for the six months ended June 30, 2024. Long-term maintenance revenue was $10.1 million for the six months ended June 30, 2025 compared to $23.3 million in the prior year period. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Engines on lease with “non-reimbursable” usage fees generated $95.5 million of short-term maintenance revenues compared to $83.4 million in the comparable prior period, an increase of $12.1 million or 14.5%. The increase in short-term maintenance reserve revenue was influenced by an increase in the number of engines on short-term lease conditions, and the systematic, contractual increase in the hourly and cyclical usage rates on our engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $39.1 million, or 412.9%, to $48.6 million for the six months ended June 30, 2025 compared to $9.5 million in the prior year period. Spare parts sales were $25.3 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $15.8 million, or 166.8%, compared to the same period in 2024. The increase in spare parts sales for the six months ended June 30, 2025 reflects the demand for surplus material as operators extend the lives of their current generation engine portfolios. In addition, the increase includes a discrete $7.0 million sale. Equipment sales for the six months ended were $23.3 million for the sale of two engines. There were no equipment sales for the six months ended June 30, 2024.

Interest Revenue. Interest revenue increased by $3.0 million, or 66.5%, to $7.6 million for the six months ended June 30, 2025 compared to $4.6 million for the six months ended June 30, 2024. The increase primarily reflects an increase in notes receivable related to failed sale-leasebacks in which the Company was the buyer-lessor and on sales-type leases.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2025, we sold 21 engines, three airframes, and other parts and equipment from the lease portfolio for $138.8 million less economic closing adjustments, resulting in a net gain of $32.0 million. During the six months ended June 30, 2024, we sold 15 engines, eight airframes, and other parts and equipment from the lease portfolio for $104.7 million less economic closing adjustments, resulting in a net gain of $23.6 million.

Gain on Sale of Financial Assets. During the six months ended June 30, 2025, we sold two investments in sales-type lease assets for a net gain of $0.4 million. There was no gain on sale of financial assets during the six months ended June 30, 2024.

Maintenance Services Revenue. Maintenance services revenue increased by $1.6 million, or 13.4%, to $13.6 million for the six months ended June 30, 2025, from $12.0 million for the six months ended June 30, 2024. The increase primarily reflects an increase in service fee revenue.

Other Revenue. Other revenue increased by $0.4 million, or 8.1%, to $5.4 million for the six months ended June 30, 2025 from $5.0 million for the six months ended June 30, 2024. Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the WMES lease portfolio. These services include management of the WMES lease portfolio, which occurs on an ongoing basis, as well as marketing, which occurs on a transactional basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $7.9 million, or 17.7%, to $52.6 million for the six months ended June 30, 2025 compared to $44.7 million for the six months ended June 30, 2024. The increase is primarily due to an increase in the size of our lease portfolio, as well as the timing of placing acquired engines on lease.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $35.3 million, or 433.3%, to $43.4 million for the six months ended June 30, 2025 compared to $8.1 million for the six months ended June 30, 2024. Cost of spare parts sales were $22.2 million and $8.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $14.0 million, or 172.1%, reflecting the increase in spare parts sales. Cost of equipment sales were $21.3 million for the six months ended June 30, 2025. There were no equipment or cost of equipment sales for the six months ended June 30, 2024.

Cost of Maintenance Services. Cost of maintenance services increased by $2.7 million, or 24.1%, to $14.0 million for the six months ended June 30, 2025, compared to $11.2 million for the six months ended June 30, 2024. The increase is primarily related to an increase in personnel costs, as a result of expansion of our aircraft tear down and repair services business.

Write-down of Equipment. Write-down of equipment was $13.6 million for the six months ended June 30, 2025, primarily reflecting the write-down of 11 engines. Write-downs were predominantly related to engines moved from Equipment held for operating lease to Equipment held for sale. Write-down of equipment was $0.3 million for the six months ended June 30, 2024, primarily reflecting the write-down of one airframe.

General and Administrative Expenses. General and administrative expenses increased by $33.9 million, or 52.7%, to $98.1 million for the six months ended June 30, 2025 compared to $64.3 million for the six months ended June 30, 2024. The increase primarily reflects a $19.3 million increase in personnel costs. Increased personnel costs included approximately $15.6 million of increased share-based compensation. Of the $15.6 million increase in share-based compensation, $5.3 million related to the acceleration of the vesting of shares upon the resignation of our prior General Counsel, and the remainder primarily related to the rapid appreciation of the market value of the Company’s equity. Further, there was a $6.3 million increase in consultant-related fees, primarily related to the Company’s sustainable aviation fuel project, as well as a $3.4 million increase in legal fees.

Technical Expense. Technical expense increased by $1.0 million, or 7.6%, to $13.7 million for the six months ended June 30, 2025 compared to $12.8 million for the six months ended June 30, 2024, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased by $18.1 million, or 38.0%, to $65.7 million for the six months ended June 30, 2025 compared to $47.6 million for the six months ended June 30, 2024, primarily due to an overall increased level of debt obligations and an increased weighted average borrowing cost. Interest expense associated with the Company’s credit facility increased by $9.5 million for the six months ended June 30, 2025, due to an increase in the average outstanding balance of the credit facility for the six months ended June 30, 2025, as compared to that of the prior year period. Further, there was additional interest expense of $7.6 million for the six months ended June 30, 2025 associated with WWFL, as the senior secured warehouse facility was not entered into until May 2024, and $1.2 million of additional interest expense associated with the WEST VIII notes offering which closed in June 2025. Further, both the Company’s credit facility and WWFL have a floating rate of interest of one-month term SOFR plus a certain spread, so fluctuations in SOFR impact interest expense as well. Additionally, derivative-related receipts were $4.9 million for the six months ended June 30, 2025, as compared to $6.2 million for the six months ended June 30, 2024 as certain interest rate swap positions ran off.

Gain on Sale of Business. During the six months ended June 30, 2025, WAML, a wholly-owned subsidiary of the Company entered into a SPA, by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of BAML, a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

Income Tax Expense. Income tax expense was $22.3 million for the six months ended June 30, 2025 compared to $24.3 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was 22.4% compared to 27.7% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code, as well as the sale of the Company’s entire issued share capital of BAML, for which no statutory tax was due on the gain recognized.
Financial Position, Liquidity and Capital Resources
Liquidity
At June 30, 2025, the Company had $37.3 million of cash and cash equivalents and $745.3 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $851.1 million and $357.2 million for the six months ended June 30, 2025 and 2024, respectively, was derived from our borrowing activities, which included our $596.0 million WEST VIII capital raise in June 2025. In these same time periods, $309.6 million and $211.3 million, respectively, was used to pay down related debt.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion

Cash flows provided by operating activities were $145.2 million and $129.7 million for the six months ended June 30, 2025 and 2024, respectively. The $15.5 million, or 12.0%, increase in operating cash flows was primarily driven by a period over period $49.6 million increase in cash flows from changes in inventory, partially offset by a $22.2 million decrease in payments on sales-type leases and a period over period $10.9 million decrease in cash flows from changes in accounts payable and accrued expenses. These changes reflect significant inventory purchases made in the prior comparable period to meet the high demand for spare parts. Spare parts sales were $25.3 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $15.8 million, or 166.8%, compared to the same period in 2024. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term, and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. The average utilization rate (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) for the six months ended June 30, 2025 and 2024 was approximately 83.6% and 83.5%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $2.2 million for the six months ended June 30, 2025 and primarily reflected $154.9 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $17.1 million for the purchase of property, equipment and furnishings, which was primarily related to leasehold improvements, partially offset by proceeds from sale of equipment (net of selling expenses) of $141.9 million and proceeds from sale of business of $23.1 million. Cash flows used in investing activities were $275.0 million for the six months ended June 30, 2024 and primarily reflected $321.6 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made in the period) and $26.7 million related to leases entered into which were classified as notes receivable under ASC 842, partly offset by proceeds from sale of equipment (net of selling expenses) of $70.0 million.
Cash flows provided by financing activities were $507.1 million for the six months ended June 30, 2025 and primarily reflected $851.1 million in proceeds from debt obligations, partially offset by $309.6 million in principal payments and $18.7 million in cancellation of restricted stock in satisfaction of withholding tax. Cash flows provided by financing activities were $125.2 million for the six months ended June 30, 2024 and primarily reflected $357.2 million in proceeds from debt obligations, partially offset by $211.3 million in principal payments and $7.1 million in cash dividends paid to common shareholders.
Cash Dividends
During the six months ended June 30, 2025, the Company paid cash dividends of $3.7 million to shareholders of common stock. During the six months ended June 30, 2024, the Company paid cash dividends of $7.1 million to shareholders of common stock.
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
Prior to the Stock Purchase Agreement, the Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 8.5% per share, and the Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During each of the six months ended June 30, 2025 and 2024, the Company paid total preferred stock dividends of $3.0 million and $1.8 million, respectively.
Debt Obligations and Covenant Compliance
At June 30, 2025, debt obligations consisted of loans totaling $2,800.6 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2025, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2025, we were in compliance with the covenants specified in the WEST III, WEST IV, WEST V, WEST VI, WEST VII, WEST VIII, and WWFL indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2025:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,834,137	$281,189	$475,971	$1,451,421	$625,556
Interest payments under debt obligations	542,008	134,642	243,830	143,007	20,529
Purchase obligations	961,263	156,259	339,615	340,074	125,315
Operating lease obligations	19,059	4,382	5,617	2,786	6,274
Total	$4,356,467	$576,472	$1,065,033	$1,937,288	$777,674

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing 30 additional new LEAP-1A engines and 21 additional new LEAP-1B engines for an aggregate total of $912.6 million by 2030. Further, we are currently committed to purchasing 16 used engines for approximately $48.7 million in 2025. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $97.1 million and $126.6 million by 2030.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2025 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in interest rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2025, $866.5 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $3.9 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the six months ended June 30, 2025 and 2024, 71% and 70%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our business in affected markets. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. No shares were repurchased during the six months ended June 30, 2025. Share repurchase activity during the six months ended June 30, 2025 was as follows (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans of Programs
April 1, 2025 through April 30, 2025	—	—	—	$39,595
May 1, 2025 through May 31, 2025	—	—	—	$39,595
June 1, 2025 through June 30, 2025	—	—	—	$39,595
Total	—	—	—	$39,595

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s Section 16 officers or directors (as defined in Rule 16a-1 under the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Austin C. Willis, Chief Executive Officer	June 3, 2025	Rule 10b5-1 Trading Arrangement	Up to 30,600 shares to be sold (3)	May 29, 2026 (4)	N/A	N/A

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
(3) Austin C. Willis’s trading plan provides for the sale of up to 30,600 shares of the Company’s common stock, subject to price and volume limits.
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

10.1*#	Share Purchase Agreement, dated May 7, 2025, between Willis Asset Management Limited and Willis Mitsui & Co Engine Support Limited.
10.2*	Asset Purchase Agreement, dated as of June 18, 2025, between the Registrant and Willis Engine Structured Trust VIII.
10.3*
Trust Indenture, dated as of June 18, 2025, among, Willis Engine Structured Trust VIII, as the Issuer U.S. Bank National Association, as the Operating Bank and Trustee, the Registrant, as Administrative Agent, and MUFG Bank, Ltd., as the Initial Liquidity Facility Provider.

10.4*	Security Trust Agreement dated as of June 18, 2025, among, inter alia, Willis Engine Structured Trust VIII, as the Issuer, and U.S. Bank National Association, as Security Trustee and Operating Bank.
10.5*	Servicing Agreement, dated as of June 18, 2025, among, inter alia, Willis Engine Structured Trust VIII and the Registrant, as Servicer and Administrative Agent.
10.6*
Administrative Agency Agreement, dated as of June 18, 2025, among, inter alia, Willis Engine Structured Trust VIII, the Registrant, as the Administrative Agent, and U.S. Bank National Association, as Indenture Trustee and Security Trustee.

10.7*
Revolving Credit Agreement, dated as of June 18, 2025, among Willis Engine Structured Trust VIII, as Borrower, the Registrant, as Administrative Agent, and MUFG Bank, Ltd., as Initial Liquidity Facility Provider.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Date: August 5, 2025

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)