Form 10-K
period 2025-12-31
WILLIS LEASE FINANCE CORP
filed 2026-03-10
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $576.9 million (based on a closing sale price of $142.78 per share as reported on the NASDAQ Stock Market).
The number of shares of the registrant’s Common Stock outstanding as of March 6, 2026 was 6,786,392.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

WILLIS LEASE FINANCE CORPORATION
2025 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Willis Lease Finance Corporation with its subsidiaries (“WLFC” or the “Company”) is a leading lessor and servicer of commercial aircraft and aircraft engines. Our principal business objective is to build value for our shareholders by acquiring commercial aircraft and engines and managing those assets in order to provide a return on investment, primarily through lease rent and maintenance reserve revenues, as well as through management fees earned for managing assets owned by third parties. As of December 31, 2025, we had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases, which represented 363 engines, 20 aircraft, one marine vessel and other leased parts and equipment with 69 lessees in 37 countries. In addition to our owned portfolio, as of December 31, 2025, we managed 116 engines and related equipment for third parties.

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

Leasing and Related Operations

Our strategy is to lease aircraft and aircraft engines and provide related services to a diversified group of commercial aircraft operators and maintenance, repair and overhaul organizations (“MROs”) worldwide. Commercial aircraft operators need engines in addition to those installed on the aircraft that they operate. Spare engines are required to support fleet operation during the highly regulated maintenance cycle of aircraft engines. Furthermore, unscheduled events such as mechanical failure, aircraft utilization, Federal Aviation Administration (“FAA”) airworthiness directives, or manufacturer-recommended actions for maintenance, repair and overhaul of engines result in the need for spare engines.

Our engine portfolio primarily consists of noise-compliant Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce, and International Aero Engines. These engines generally may be used on one or more aircraft types and are the most widely used engines in the world, powering Airbus, Boeing, Bombardier, and Embraer aircraft.

We acquire engines for our leasing portfolio in a number of ways. We enter into sale and lease back transactions with operators of aircraft, original equipment manufacturers of engines, and MROs. We also purchase both new and used engines that are subject to a lease when purchased, as well as some without a lease attached when purchased.

Total revenues from our Leasing and Related Operations reportable segment was 94.9% and 95.4% of the respective total consolidated revenue for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, approximately 64.8% of our on-lease engines, aircraft, and related equipment (all of which we sometimes refer to as “equipment”) by net book value are leased and operated internationally. Substantially all leases relating to this equipment are denominated and payable in United States (“U.S.”) dollars, which is customary in the industry. Future leases may provide for payments to be made in other foreign currencies. In 2025, we leased our equipment to lessees domiciled in eight geographic regions.

Spare Parts Sales

Our wholly-owned and vertically-integrated subsidiary Willis Aero primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or from the leasing portfolio. This business segment enables us to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full life cycle of our lease assets, enhance the returns on our engine portfolio through our usage of used serviceable material, and create incremental value for our shareholders.

INDUSTRY

Historically, commercial aircraft operators owned rather than leased their spare engines. As engines have grown in power and technological sophistication, they have also become more expensive to acquire and maintain. In part due to cash constraints on commercial aircraft operators and the costs associated with engine ownership, commercial aircraft operators have become more cost-conscious and now utilize operating leases for a portion of their spare engines. Engine leasing is a specialized business that has evolved into a discrete sector of the commercial aviation market. Participants in this sector need access to capital, as well as specialized technical knowledge, in order to compete successfully.

Growth in the spare engine leasing industry is dependent on two fundamental drivers:

•the number of commercial aircraft, and therefore engines, in the market; and
•the proportion of engines that are leased, rather than owned, by commercial aircraft operators.

Increased number of aircraft, and therefore engines, in the market

We believe that the number of commercial and cargo aircraft, and hence spare engines, will increase. Boeing projects 3.1% annual growth in the global commercial jet fleet, increasing the current fleet to 49,640 aircraft by 2044. Aircraft equipment manufacturers have predicted such an increase in aircraft to address the rapid growth of both passenger and cargo traffic in the Asian markets, as well as demand for new aircraft in more mature markets.

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

We believe that commercial aircraft operators are increasingly considering their spare engines as significant capital assets, in which operating or finance leases may be more attractive than the outright ownership of spare engines, regardless of whether or not financed. We believe the percentage of leased engines is likely to increase as engine leasing follows the historical growth of aircraft leasing due to the increasing cost of newer engines, the anticipated modernization of the worldwide aircraft fleet and the significant cost associated therewith, and the emergence of new niche-focused airlines which generally use leasing in order to obtain their capital assets.

ENGINE LEASING

As of December 31, 2025, the majority of our leases to air carriers, manufacturers and MROs were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under Accounting Standards Codification (“ASC”) 842, “Leases,” and investments in sales-type leases. Under operating leases, we retain the potential benefit and assume the risk of the residual value of the equipment, in contrast to finance leases in which the lessee has the potential benefits and risks of ownership. Operating leases allow commercial aircraft operators greater fleet and financial flexibility due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment and the availability of short-term and long-term leases to better meet their needs. Operating lease rates are generally higher than finance lease rates, in part because of the lessor retained residual value risk.

Our leases are “triple-net” operating leases, meaning the lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of the engines, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The leases contain detailed provisions specifying the lessees’ responsibility for engine damage, maintenance standards, and the required condition of the engine upon return at the end of the lease. During the term of the lease, we require the lessee to maintain the engine in accordance with an approved maintenance program designed to meet applicable regulatory requirements in the jurisdictions in which the lessee operates. We periodically inspect our leased engines.

We enter into both long-term and short-term leases which typically provide for monthly payment. Long-term leases typically have original lease terms in excess of one year. Characteristics of a long-term lease also include specified return conditions. Return conditions can be met by the customer through a maintenance overhaul in advance of asset return or a cash settlement at lease end resulting in maintenance revenue to the Company at that time. Maintenance reserves, also referred to as use fees, are often used for payment of maintenance overhauls in advance of asset returns by the lessee to the Company. Where a cash settlement is agreed upon, it may, in some instances, be taken from maintenance reserves paid by the lessee to the Company throughout the course of the lease. Short-term leases typically have an original lease term of less than one year. Short-term leases also include non-refundable, usage-based maintenance fees, which are billed at contractual rates and recognized as revenue over the term of the leases. Payment terms of our leases are predominantly monthly in advance for rent and in arrears for the expenses associated with the use of the engines. As of December 31, 2025 and 2024, 40% and 47%, respectively, of the Company’s leases by net book value were short-term leases.

We have a robust risk management program. For example, we analyze the credit risk associated with a lessee before entering into any significant lease transaction. Our credit analysis generally consists of evaluating the prospective lessee’s financial standing by utilizing financial statements and trade and/or banking references. In certain circumstances, we may require our lessees to provide additional credit support, such as a letter of credit, a guaranty from a bank or a third party, or a security deposit. We manage our interest rate risk through maintaining a balance of fixed and floating rate debt which allows us to limit our exposure to interest rate movements while also allowing us to benefit from low short-term interest rates. The Company generally utilizes our credit facility as a warehouse facility, as well as our senior secured warehouse credit facility, to aggregate purchased assets. Historically, when the Company aggregates a critical mass of assets through revolver and warehouse financing, we refinance the assets through the issuance of long-term fixed rate debt through the Asset-Backed Security (“ABS”) and other markets. The maturity profile of the ABS term financings tend to better match the long-life characteristics of our long-life asset base. Furthermore, the Company also manages interest rate exposure through the purchasing of interest rate swaps which mitigates adverse short-term rate movements that would increase the cost of our floating rate borrowings. At December 31, 2025 the Company had $2.0 billion of fixed-rate financing. We also evaluate both insurance and expropriation risk and evaluate and monitor the political and legal climate of the country in which a particular lessee is located in order to determine our ability to repossess our engines should the need arise. Despite these guidelines, we cannot give assurance that we will not experience collection problems or significant losses in the future. See Item 1A, “Risk Factors” below.

At the commencement of a lease, we may collect, in advance, a security deposit normally equal to at least one month’s lease payment. The security deposit is returned to the lessee after all lease return conditions have been met. Under the terms of some of our leases, during the term of the lease, the lessee pays amounts to us based on usage of the asset, which is referred to as maintenance reserves or use fees, which are designed to cover the expected future maintenance costs. For those leases in which the maintenance reserves are reimbursable to the lessee, maintenance reserves are collected and are reimbursed to the lessee when qualifying maintenance is performed. Under longer-term leases, to the extent that cumulative use fee billings are inadequate to fund expenditures required prior to return of the asset to us, the lessee is obligated to cover the shortfall.

During the lease period, our leases require that maintenance and inspection of the leased engines be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when an asset becomes off-lease, it undergoes inspection to verify compliance with lease return conditions. Our management believes that our attention to our lessees and our emphasis on maintenance and inspection helps preserve residual values and generally helps us to recover our investment in our leased assets.

Upon termination of a lease, we will either enter into a new lease, overhaul, sell, or part out (disassemble and sell the parts separately), the related engines or airframe. The demand for after-market engines for either sale or lease may be affected by a number of variables, including:

•general market conditions;
•regulatory changes (particularly those imposing environmental, maintenance, and other requirements on the operation of engines);
•changes in domestic and international trade policy;
•changes in demand for air travel;
•fuel costs;
•changes in the supply and cost of aircraft equipment; and

•technological developments in the industry.

The value of a particular model of engine is heavily dependent on the status of the types of aircraft on which it can be installed. We believe engine values tend to be stable as long as the host aircraft for the engines and the engines themselves are still being manufactured. Prices tend to remain stable and may even rise after a host aircraft is no longer manufactured as long as there is sufficient remaining demand for the host aircraft in the market. However, the value of an engine begins to decline rapidly once the host aircraft is retired from service and/or parted out in significant numbers. Engine values also may decline due to manufacturing defects that surface after initial manufacture and deployment.

The value of any particular used engine or airframe varies greatly depending upon its condition, the maintenance services performed during the lease term, and the number of hours or cycles remaining until the next major maintenance interval. If we are unable to lease or sell engines on favorable terms, our financial results and our ability to service debt may be adversely affected. See “Risk Factors” below.

As of December 31, 2025, we had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases, which represented 363 engines, 20 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2024, we had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented 354 engines, 16 aircraft, one marine vessel and other leased parts and equipment.

As of December 31, 2025, minimum future payments due to the Company under non-cancelable operating leases were as follows:

Year	(in thousands)
2026	$234,170
2027	140,801
2028	84,316
2029	32,140
2030	17,869
Thereafter	16,640
$525,936

As of December 31, 2025, minimum future payments due to the Company under non-cancelable notes receivable and investments in sales-type leases were as follows:

Year	(in thousands)
2026	$22,920
2027	21,790
2028	21,608
2029	47,205
2030	19,726
Thereafter	75,337
Total undiscounted lease receivables	208,586
Less: interest	52,046
Total notes receivable and investments in sales-type leases	$156,540

As of December 31, 2025, we had 69 lessees of commercial aircraft engines and related equipment, aircraft, and other leased parts and equipment in 37 countries. We believe the loss of any one customer would not have a significant long-term adverse effect on our business. We operate in a global market in which our engines are easily transferable among lessees located in many countries, which stabilizes demand and allows us to recover from a loss of a customer. We provide other engine leasing-related services such as engine storage, Part 145 maintenance and aircraft tear down services to our customers as well.

In 2011, we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, Willis Mitsui & Company Engine Support Limited (“WMES”), for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owned a lease portfolio of 65 engines, one aircraft, and other parts and equipment with a net book value of $575.3 million as of December 31, 2025. Our investment in the joint venture was $78.9 million as of December 31, 2025.

In 2014, we entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of six engines with a net book value of $50.4 million as of December 31, 2025. Our investment in the joint venture was $21.6 million as of December 31, 2025.

In 2025, we entered into an agreement with independent MRO (Maintenance, Repair and Overhaul) provider Global Engine Maintenance to create a joint venture named Willis Global Engine Testing (“WGET”) to build an engine test facility in West Palm Beach, Florida. The Company has a 70% membership interest, and Global Engine Maintenance has a 30% membership interest. WGET is a VIE that the Company is not the primary beneficiary of since the power to direct the activities that most significantly impact WGET’s economic performance is shared between the Company and Global Engine Maintenance. The Company’s considerations in determining the VIE most significant activities and whether the Company has the power to direct those activities include, but are not limited to, the VIE’s purpose and design and the matters that require unanimous approval from both parties. Accordingly, the Company does not consolidate WGET, and the Company uses the equity method in recording investment activity. Our investment in the joint venture was $3.7 million as of December 31, 2025.

AIRCRAFT LEASING

As of December 31, 2025, our operating lease portfolio included six ATR 72-500 aircraft, six Dash 8-400 aircraft, two A319-100 aircraft, two A320-214 aircraft, two A320-271N aircraft, one A320-200 aircraft, and one A320-233 aircraft, with an aggregate net book value of $219.4 million.

Like our engine leases, our aircraft leases are “triple-net” leases, where the lessee is responsible for making the full lease payment and paying any other expenses associated with the use of the aircraft, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. In addition, the lessee is responsible for normal maintenance and repairs, and compliance with return conditions of flight equipment on lease. Under the provisions of many leases, for certain engine and airframe overhauls, we reimburse the lessee for costs incurred up to but not exceeding maintenance reserves the lessee has paid to us. Maintenance reserves are designed to cover the expected maintenance costs. The lessee is also responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with FAA requirements. We periodically inspect our leased aircraft. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

SPARE PARTS SALES

The sale of spare parts is managed by the Company’s wholly-owned and vertically-integrated subsidiary, Willis Aero. Willis Aero primarily engages in the sale of aircraft engine parts and materials that it acquires via acquisition or consignment from third parties or from the leasing portfolio. This business segment enables our Company to provide end-of-life solutions for the growing supply of surplus aircraft and engines, as well as manage the full life cycle of our lease assets, enhance the returns on our engine portfolio, and create incremental value for our shareholders.  As of December 31, 2025, spare parts inventory had a carrying value of $56.6 million.

COMPETITION

The markets for our products and services are very competitive, and we face competition from a number of sources. These competitors include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies, and aircraft and aircraft engine spare parts distributors. Many of our competitors have substantially greater resources than us, and some are part of larger organizations. Those resources may include greater name recognition, larger product lines, complementary lines of business, greater financial, marketing, and information systems, and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation after-market suppliers may vertically integrate into the markets that we serve, thereby significantly increasing industry competition and negatively impacting the Company. We can give no assurance that competitive pressures will not materially and adversely affect our business, financial condition, or results of operations.

It is common for commercial aircraft operators and MROs to utilize several leasing companies to meet their aircraft engine needs and to minimize reliance on a single leasing company.

To distinguish ourselves, we emphasize the quality of our portfolio of aircraft engines, supply reliability, and high level of customer service to our aircraft equipment lessees. We focus on ensuring adequate aircraft engine availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees, and have developed an engine pooling arrangement that allows pool members quick access to available spare aircraft engines.

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

As of December 31, 2025, most of the engines in our lease portfolio are Stage IV engines and are generally suitable for use on one or more commonly used aircraft.

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

FINANCING/SOURCE OF FUNDS

We, directly or through our Willis Engine Structured Trust III, V, VI, VII, VIII, and IX (“WEST III,” “WEST V,” “WEST VI,” “WEST VII,” “WEST VIII,” and “WEST IX”) asset-backed securitizations, revolving credit facility, and senior secured warehouse credit facility, typically acquire engines with a combination of equity capital and funds borrowed from financial institutions.

In 2025:

•The Company and its direct, wholly-owned subsidiary WEST VIII, closed WEST VIII’s offering of $596.0 million in aggregate principal amount of fixed rate notes.
•The Company and its direct, wholly-owned subsidiary WEST IX, closed WEST IX’s offering of $392.9 million in aggregate principal amount of fixed rate notes.
•The Company paid off both its WEST IV Series A and Series B 2018 term notes payable.

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

HUMAN CAPITAL MANAGEMENT

The Company’s human capital priorities are focused on attracting, developing, and retaining a skilled and engaged workforce to support its business strategy and long-term performance.

Employees

As of December 31, 2025, the Company employed a total of 475 employees worldwide across North America (United States and Canada), the United Kingdom, Europe, India, and Asia, working in sales and marketing, technical service, and administrative roles. Of these employees, 467 were full-time (excluding consultants). None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

Talent Attraction and Retention

The Company’s talent attraction and retention efforts are focused on hiring the right talent and retaining employees in critical roles necessary to support operational effectiveness and business continuity. These efforts include initiatives aimed at reducing turnover in hourly operational positions. In addition, the Company emphasizes succession planning for leadership and other key roles to support continuity, mitigate talent risk, and maintain organizational capability.

Leadership Development and Capability Building

The Company’s leadership development and capability-building efforts focus on ensuring that management practices, internal people processes, and organizational structures effectively support current operations and future growth. Existing management training programs and onboarding frameworks are reviewed to assess their relevance, consistency, and alignment with business needs across roles and geographies. These efforts are intended to strengthen leadership capability, support effective people management, and promote organizational clarity and accountability.

Culture, Engagement and Performance Practices

The Company emphasizes culture, engagement, and performance practices intended to support accountability, alignment, and employee engagement across the organization. These practices include an annual global employee engagement survey used to gather feedback and inform leadership priorities, as well as a performance management process that incorporates annual goal setting and year-end performance reviews to assess progress and establish objectives for the following year.

The Company also maintains an annual incentive compensation program, under which bonus awards are based on company performance and individual contribution, reinforcing alignment between employee performance and business results.

Total Rewards and Well-Being

The Company’s total rewards and well-being strategy is designed to support the attraction, motivation, and retention of employees while aligning with business performance and market practices. The Company periodically reviews compensation programs to assess market competitiveness and internal equity and provides opportunities for annual merit-based increases and annual incentive compensation.

In addition, the Company offers a benefits program that includes health and wellness resources, with wellness initiatives aimed at promoting employee well-being, education and supporting a productive workforce.

All these strategies combined are to ensure alignment with operational and growth objectives.

INVESTMENT FUND PARTNERSHIPS

In December 2025, the Company entered into a new investment fund partnership with Liberty Mutual Investments (“LMI”), the investment firm for Liberty Mutual Group. The fund will invest up to $600 million in loan and loan-like engine financings and will be supported by a warehouse debt facility. The Company has a General Partner interest through its equity investment in the fund but is not the majority holder. LMI as the Limited Partner has substantive kick-out rights and can liquidate the fund upon a simple majority vote. Per ASC 810, “Consolidation,” the fund is a Voting Interest Entity (“VOE”) that the Company does not consolidate.

In December 2025, the Company entered into a new investment fund partnership with Blackstone Credit & Insurance (“BXCI”) to invest in current and next generation aircraft engines. The fund plans to deploy over $1 billion into target asset types. The Company has a General Partner interest through its equity investment in the fund but is not the majority holder. BXCI as the Limited Partner has substantive kick-out rights and can liquidate the fund upon a simple majority vote. Per ASC 810, the fund is a VOE that the Company does not consolidate.

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
•technological developments, including the increasing use of Artificial Intelligence;
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
Environmental regulation
Our operations and assets are subject to various U.S. federal, state and local laws and regulations, and non-U.S. laws and regulations related to the protection of the environment. We could incur substantial costs, including capital and other expenditures, complying with such requirements, as well as fines, penalties, or civil or criminal sanctions and third-party claims, if we were to violate or become liable under such laws or regulations. In addition, it is expected that the new U.S. administration will seek to enact changes to numerous areas of law and regulations currently in effect related to our industry. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting our business under the current administration remain highly uncertain and may impact our results of operations, costs, or liabilities. There can be no assurance that any changes in laws, regulations or governmental policy will not have an adverse impact on our business.
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
The U.S. and other jurisdictions are imposing more stringent limits on the emission of nitrogen oxide, carbon monoxide, and carbon dioxide emissions from engines, consistent with ICAO standards. Although, these limits generally apply only to engines manufactured after 1999, new laws could be passed in the future that also impose limits on older engines, thereby subjecting our older engines to existing or new emissions limitations or indirect taxation. These limits may also impact growth levels in air travel. In 2005, the EU launched an Emissions Trading System limiting greenhouse gas emissions by various industries and persons, including aircraft operators. However, in an April 2023 directive, the European Parliament and European Council adopted components of the European Commission’s “Fit for 55” proposal, which will modify the ETS system by phasing out free emissions allowances for the aviation sector by 2026. The directive entered force in June 2023, and was required to be transposed into national law by member states by December 31, 2023. In addition, the ICAO has adopted the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), a global market-based scheme aimed at reducing carbon dioxide emissions from international aviation that will become mandatory in 2027. At least 126 countries, including the United States, have indicated that they will participate in the voluntary phase-in of CORSIA from 2024 onwards. Limitations on emissions, such as the ETS and CORSIA, could favor the use of younger, more fuel-efficient aircraft, since they generally produce lower levels of emissions per passenger, which could adversely affect our ability to re-lease or otherwise dispose of less efficient older engines and aircraft on a timely basis, on favorable terms, or at all. Concerns over global warming, climate change, or other environmental issues could result in more stringent limitations on the operation of older, non-compliant engines and aircraft.
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
Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses and, therefore, could have a potential adverse effect on our business.
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

We directly or indirectly own the aviation equipment that we lease to customers and bear the risk of not recovering our entire investment through leasing and selling the applicable equipment. Upon termination of a lease, we seek to enter a new lease, sell or part-out the applicable aviation equipment. We also selectively sell aviation equipment on an opportunistic basis. We cannot give assurance that we will be able to find, in a timely manner or at all, a lessee or a buyer for aviation equipment coming off-lease or for the associated parts. If we do find a lessee, we may not be able to obtain satisfactory lease rates and terms (including maintenance and redelivery conditions) or rates and terms comparable to our current leases, and we can give no assurance that the creditworthiness of any future lessee will be equal to or better than that of the existing lessees of our equipment. As of December 31, 2025, engines on-lease with lease terms of 12 months or less and engines off-lease constituted approximately 50% of our assets. These engines may frequently need to be remarketed, which could drive up our operating costs associated with such equipment. Such higher operating costs could have a material, adverse impact on our results of operations and profitability.

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
Under most of our engine and aircraft leases, the lessee makes monthly maintenance reserve payments to us based on the asset’s usage and management’s estimate of maintenance costs. A certain level of maintenance reserve payments on the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL engines are held in related engine reserve restricted cash accounts. Generally, the lessee under long-term leases is responsible for all scheduled maintenance costs, even if they exceed the amounts of maintenance reserves paid. As of December 31, 2025, 56 of our leases comprising approximately 20% of the net book value of our on-lease assets do not provide for any monthly maintenance reserve payments to be made by lessees, and we can give no assurance that future leases of our engines or aircraft will require maintenance reserves. In some cases, including engine and aircraft repossessions, we may decide to pay for refurbishments or repairs if the accumulated use fees are inadequate.
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

As a general matter, commercial aircraft operators with weak capital structures are more likely than well-capitalized operators to seek operating leases, and, at any time, investors should expect some lessees and sub-lessees to experience payment difficulties. As a result of such commercial aircraft operators’ weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments and may default on their lease obligations. Given the size of our portfolio of engines and aircraft, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases. As of December 31, 2025, we had an aggregate of approximately $3.8 million in lease rent and $3.3 million in maintenance reserve payments more than 30 days past due, compared to $3.9 million in lease rent and $3.6 million in maintenance reserve payments more than 30 days past due as of December 31, 2024. Our inability to collect receivables or to repossess engines, aircraft or other leased equipment in the event of a default by a lessee could have a material adverse effect on us.
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
Risks Related to Our Orders of New Engines
We have committed to purchase new engines in 2026 with an aggregate value of up to $244.5 million. Our ability to lease these assets on favorable terms, if at all, may be adversely affected by risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or otherwise satisfy our contractual obligations to the engine manufacturers, we will be subject to several potential risks, including:
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

Risks Related to Our Capital Structure

Our level of indebtedness and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations, including the notes, and make it more difficult for us to fund our operations.
As of December 31, 2025, we had $2.7 billion of indebtedness outstanding. In addition, on such date, we had approximately $350.0 million of borrowing availability under our revolving credit facility. Our level of indebtedness could have important negative consequences to you and us, including: we may have difficulty servicing our indebtedness; we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes; we will need to use a portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities; our debt level increases our vulnerability to general economic downturns and adverse industry conditions; our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general; our leverage could place us at a competitive disadvantage compared to our competitors that have less debt; and our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, may require us to maintain specified financial ratios and will limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.
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
We have, and expect to continue to have, various credit and financing arrangements with third parties. These financing arrangements are secured by all or substantially all of our assets. Our existing credit and financing arrangements require us to meet certain financial condition tests. Our revolving credit facility prohibits our purchasing or redeeming stock, or declaring or paying dividends on shares of any class or series of our common or preferred stock if an event of default under such facility has or will occur and remains uncured. The agreements governing our debt, including the issuance of notes by WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX, as well as the loans under our senior secured warehouse credit facility, also include restrictive financial covenants. A breach of those and other covenants could, unless waived or amended by our creditors, result in a cross-default to other indebtedness and an acceleration of all or substantially all of our debt. We have obtained waivers and amendments to our financing agreements in the past, but we cannot provide any assurance that we will receive such waivers or amendments in the future if we request or require them. If our outstanding debt is accelerated at any time, we likely would have little or no cash or other assets available after payment of our debts, which could cause the value or market price of our outstanding equity securities to decline significantly and we would have few, if any, assets available for distributions to our equity holders in liquidation.
We are exposed to interest rate risk on our leases, which could have a negative impact on our margins.

We are affected by fluctuations in interest rates. Our lease rates are generally fixed, and a portion of our debt bears variable rate interest based on one-month term Secured Overnight Financing Rate (“SOFR”), so changes in interest rates directly affect our lease margins. From time to time, we seek to reduce our interest rate volatility and uncertainty through hedging with interest rate derivative contracts with respect to a portion of our debt. Our lease margins, earnings and cash flows may be adversely affected by increases in interest rates. To the extent we do not have hedges or other derivatives in place, or if our hedges or other derivatives do not mitigate our interest rate exposure from an economic standpoint, we would be adversely affected by increasing interest rates. One-month term SOFR was approximately 3.87% and 4.37% on December 31, 2025 and 2024, respectively.
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
The relatively long life cycles of aircraft and jet engines can be shortened by world events, government regulation, or customer preferences. We seek to manage these risks by trying to anticipate demand for particular engine and aircraft types, maintaining a portfolio mix of engines that we believe is diversified, will have long-term value, and will be sought by lessees in the global market for jet engines, and by selling engines and aircraft that we expect will experience obsolescence or declining usefulness in the foreseeable future.
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
For the year ended December 31, 2025, approximately 69% of our lease rent revenue was generated by leases to foreign customers. Such international leases present risks to us because certain foreign laws, regulations, and judicial procedures may not be as protective of lessor rights as those which apply in the U.S. We are also subject to risks of foreign laws that affect the timing and access to courts and may limit our remedies when collecting lease payments and recovering assets. We also can give no assurance that political instability abroad and changes in the policies of foreign nations will not present expropriation risks in the future that are not covered by insurance.

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
We have 69 lessees in 37 countries, and our business is exposed to geopolitical and economic risks beyond our control. Currently, global markets are experiencing volatility and uncertainty connected to the United States-Israel-Iran war and U.S intervention in Venezuela. Following the February 2026 missile strikes in Iran, there has been increased instability, including airspace closures in the Middle East, damage to airports, the de facto closure of Strait of Hormuz, a waterway that transports approximately 20% of the world’s petroleum. The duration and impact of these ongoing armed conflicts, and the potential of these conflicts spreading to more regions is uncertain and could adversely affect the global economy, financial markets, our customers and in turn us. Any such disruptions may also heighten the impacts of other risks described in this Annual Report.
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
Risks Related to Our Competition and Corporate Structure
Intense competition in our industry, particularly with major companies with substantially greater financial, personnel, marketing and other resources, could cause our revenues and business to suffer.
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
Substantially all of our assets are pledged to secure our obligations to creditors. Our revolving credit and senior secured warehouse credit banks have a lien on all of our assets, including our residual interests in WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL. Due to WEST III’s, WEST V’s, WEST VI’s, WEST VII’s, WEST VIII’s, WEST IX’s, and WWFL’s bankruptcy remote structures, that interest is subject to the prior payments of WEST III’s, WEST V’s, WEST VI’s, WEST VII’s, WEST VIII’s, WEST IX’s, and WWFL’s debt and other obligations. Therefore, our rights and the rights of our creditors to participate in any distribution of the assets of WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL upon liquidation, reorganization, dissolution or winding up will be subject to the prior claims of WEST III’s, WEST V’s, WEST VI’s,

WEST VII’s, WEST VIII’s, WEST IX’s, and WWFL’s creditors. Similarly, the rights of our shareholders are subject to satisfaction of the claims of our lenders and other creditors.
We experience risks related to customer concentration.
While we strive to ensure we lease our assets to a diverse group of participants in the commercial aviation industry, we can be subject to customer concentration risks. For instance, in 2025, one customer accounted for approximately 13% of total lease rent revenue, and in 2024, two customers accounted for approximately 11%, each, of total lease rent revenue. In addition, as of December 31, 2025, one customer accounted for 15% of total receivables, and as of December 31, 2024, one customer accounted for 11% of total receivables. To the extent that any customer that leases a significant number of our assets experiences financial or other hardships it could have an adverse effect on our results of operations and financial condition.
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
Charles F. Willis, IV, who is the founder of WLFC and currently serves as our Executive Chairman, has served as a Director since our establishment in 1985, served as Chief Executive Officer from 1985 until 2022, served as President until 2011, and has served as Chairman of the Board of Directors from 1996 until 2022, when he became Executive Chairman.
As of December 31, 2025, Mr. Willis beneficially owned or had the ability to direct the voting of 3,075,576 shares of our common stock, representing approximately 40% of the issued shares of our common stock. As a result, Mr. Willis effectively controls the Company and has the power to contest the outcome of substantially all matters submitted to our stockholders for approval, including the election of the Company’s Board of Directors. This concentration of ownership and decision making may make it more difficult for other stockholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our Company. In addition, future sales by Mr. Willis of substantial amounts of the Company’s common stock, or the potential for such sales, could adversely affect the prevailing market price of the Company’s common stock.
Our business might suffer if we were to lose the services of certain key employees.
Our business operations depend upon our key employees, including our executive officers. Loss of any of these employees, particularly our Executive Chairman, could have a material adverse effect on our business as our key employees have specialized knowledge of our industry and customers and would be difficult to replace.

We are the servicer and administrative agent for the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX facilities and the servicer agent for WWFL, and our cash flows would be materially and adversely affected if we were removed from these positions.
We are the servicer and administrative agent with respect to engines in the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX facilities and the servicer agent with respect to engines in WWFL. We receive monthly fees of 11.5% as servicer (3.5% of which is subordinated in each case) and 2.0% as administrative agent of the aggregate net rents actually received by WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX on their engines. We receive monthly fees of 8.0% as servicer (3.5% of which is subordinated in each case) of the aggregate net rents actually received by WWFL for WWFL engines. We may be removed as servicer and or administrative agent of our WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL facilities by an affirmative vote of a requisite number of the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL note holders. Such vote could happen upon the occurrence of certain specified events as outlined in the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL servicing and or administrative agency agreements.
As of December 31, 2025, we were in compliance with the financial covenants set forth in the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL servicing and or administrative agency agreements. There can be no assurance that we will be in compliance with these covenants in the future or will not otherwise be terminated as servicer and or administrative agent for the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and or WWFL facilities. If we are removed from such role with those facilities, our expenses would increase as our consolidated VIE’s WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL would have to hire an outside provider to replace the servicer and administrative agent functions, and we would be materially and adversely affected. Consequently, our business, financial condition, results of operations and cash flows would be adversely affected.
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
Risks Related to Our Investment Fund Partnerships
Valuations for the investment fund partnerships are inherently uncertain and are not an indicator for actual realizations.
We have entered into two investment partnerships that we do not consolidate but that do affect our financial results. We value the illiquid investments held by our investment fund partnerships based on our estimate of their fair value as of the valuation date, which is based, among other things, third-party appraisals and or interest rates that approximate prevailing market rates through observable inputs. Furthermore, we will recognize carried interest, based in part, on these estimated fair values. As these valuations are inherently uncertain, they may fluctuate greatly from period to period. There can be no assurance that the investment values that we record from time to time will ultimately be realized. If investment values turn out to be materially different, fund investors may lose confidence which could, in turn, result in liquidation of the fund or difficulties in raising additional capital.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Our cybersecurity program works to address, identify, and mitigate the material risk that may arise from a cybersecurity threat. Our goal is to continually assess the current known risks and work towards both predicting and combating future risks that may arise in our business and the industry at large. As discussed below, we employ a range of mitigation strategies that aid us in protecting our customers from cybersecurity risks.

As part of the Company’s overall risk mitigation strategy, the Company has policies, controls, and procedures in place for assessing, identifying, and managing material risks from cybersecurity threats, including, but not limited to:

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

GOVERNANCE

The Company’s Board of Directors and management have regular discussions related to cyber risks and exposures, risk management and mitigation strategy, monitoring, and cyber-incident response and recovery plans. Members of the Board of Directors have access to, and relationships with, cybersecurity experts in the organization, including the Company’s Head of Information Technology, who has extensive experience in network operations and cybersecurity. The Company’s Head of Information Technology reports to the Company’s Chief Financial Officer, who relays cyber-related information to the Board of Directors. Additionally, as the dynamic cybersecurity environment is continuously evolving, management has periodic meetings with our cybersecurity insurance providers to reevaluate the Company’s cybersecurity risks and related information technology resiliency. The Board of Directors is informed of any material information technology breaches that the Company has experienced in a timely manner.

ITEM 2.    PROPERTIES

Aircraft, aircraft engines, and spare parts inventories are the primary physical assets of the Company. Our principal offices are located in Coconut Creek, Florida where we own approximately 60,000 square feet of office and warehouse space. We also own approximately 130,000 square feet of office and warehouse space in Bridgend, Wales, UK. We lease approximately 145,000 square feet of hangar and office space and approximately 50 acres of land in Darlington, UK. We lease approximately 45,000 square feet of warehouse space in Pompano Beach, Florida and approximately 25,000 square feet of warehouse space in Sunrise, Florida. We sub-lease approximately 1,000 square feet of office and warehouse space for our operations in San Diego, California. We lease 4,166 square feet of office space in Dublin, Ireland and 1,348 square feet of office space in London, UK. We also lease facilities for sales and operations in Larkspur, California; Singapore; Blagnac, France; and Gandhinagar, India.

The Company’s Leasing and Related Operations segment conducts business in all of the properties above except for Pompano Beach. The Spare Parts segment primarily conducts business in the Pompano Beach facility.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of its business, the Company becomes involved in various litigation matters. In the opinion of the Company’s management, while the outcome of these matters is uncertain, the likely results of these matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material adverse effect on the Company’s business, consolidated financial position, results of operations, cash flows and prospect.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is listed on the Nasdaq Global Market under the symbol WLFC. As of March 2, 2026, there were 8,834 shareholders of record of our Common Stock.

We paid $8.7 million in dividends to our common shareholders during the year ended December 31, 2025. The declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our business, financial condition and results of operations and other factors deemed relevant by our Board of Directors from time to time.

In September 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with DBJ, which refinanced and expanded the Company’s Series A-1 and Series A-2 Preferred Stock into one $65.0 million Series A Preferred Stock series (the “Series A Preferred Stock”), which accrues quarterly dividends at the rate per annum of 8.35% per share. The Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 8.5% per share and the Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. The Series A Preferred Stock has a redemption price of $20.00 per share plus dividends accrued but not paid.

The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans Not Approved by Shareholders:
None	n/a	n/a	n/a

Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	n/a	90,669
2023 Stock Incentive Plan	300,000	$126.55	684,254
Total	300,000	n/a	774,923

The 2023 Incentive Stock Plan (the “2023 Plan”) amended and restated the prior 2021 Incentive Stock Plan. The 2023 Plan authorized 1,750,000 shares for issuance, plus the number of shares remaining for issuance under the prior stock plan and any future forfeited awards under the prior plan. Stock-based compensation is primarily in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and three years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. As it relates to performance-based awards, accrual of compensation expense is based on the probable outcome of the performance condition. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant-date fair value of the award tranche that is actually vested at that date.

In November 2025, the Compensation Committee of the Board of Directions approved the grant of a non-qualified stock option to our Executive Chairman, to purchase up to 300,000 shares of the Company’s common stock. The option award vests in four equal annual installments and has a six-year term. The expense associated with this option is recognized on a straight-line basis over the vesting period.

As of December 31, 2025, the Company had granted 2,965,206 shares under the 2023 Plan, which included the 300,000 non-qualified stock option, and has 684,254 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date. The fair value of the non-qualified stock option was determined under the Black-Scholes model. The Black-Scholes model requires inputs such as the exercise price of the option, the expected term of the option, the current share price, the expected share price volatility, the expected dividend yield, the risk-free interest rate for the expected term of the option, and the effect of potential dilution.

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	—	—	$39,595
November 1, 2025 to November 30, 2025	—	—	—	$39,595
December 1, 2025 to December 31, 2025	—	—	—	$39,595
Total	—	—	—	$39,595

In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. During 2025 and 2024, no shares were repurchased under the plan. At December 31, 2025, approximately $39.6 million was available to purchase shares under the plan. As of December 31, 2025, the total number of shares of common stock issued was approximately 7.6 million.

In December 2025, the Company agreed to repurchase 30,000 shares of the common stock of the Company from the Company’s Executive Chairman, at a price of $126.28 per share, which price represents the volume weighted average price as of December 4, 2025, discounted by 2% (the “Repurchase Transaction”). The Repurchase Transaction was made outside of the Company’s common stock purchase plan. A special committee of the Board of the Company, composed of only independent directors, approved the Repurchase Transaction pursuant to authority delegated by the Board.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (the “MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

A discussion of our results of operations for our fiscal year ended December 31, 2024 compared to the year ended December 31, 2023 is included our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-Looking Statements. This Annual Report on Form 10-K, including the MD&A, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others: the effects on the airline industry and the global economy of events such as the current high interest rate and inflationary environment; changes in oil prices and other disruptions to the world markets; trends in the airline industry and our ability to capitalize on those trends, including growth rates of markets and other economic factors; risks associated with our growth strategies and strategic priorities; risks associated with owning and leasing jet engines and aircraft; our ability to successfully negotiate equipment purchases, sales and leases, to collect outstanding amounts due and to control costs and expenses; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, including business, service, or operational disruptions, the unauthorized access to or disclosure of data, financial loss, reputational damage, increased response and remediation costs, legal and regulatory proceedings or other unfavorable outcomes; changes in interest rates and availability of capital, both to us and our customers; our ability to continue to meet the changing customer demands; regulatory changes affecting airline operations, aircraft maintenance, accounting standards and taxes; the market value of engines and other assets in our portfolio; and the impact of pandemics or other public health crises on our business, financial condition, and results of operations. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A “Risk Factors” of Part I which, along with the other discussion in this report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

OVERVIEW

General. Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of December 31, 2025, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. As of December 31, 2025, we had 69 lessees in 37 countries. Our portfolio is continually changing due to acquisitions and sales. As of December 31, 2025, we had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases, which represented, in aggregate, 363 engines, 20 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2025, we also managed 116 engines and related equipment on behalf of third parties.

Willis Aero is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft engines. As of December 31, 2025, we had $56.6 million in spare parts inventory.

In 2011 we entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture. WMES owned a lease portfolio of 65 engines, one aircraft, and other parts and equipment with a net book value of $575.3 million at December 31, 2025. Our investment in the joint venture was $78.9 million as of December 31, 2025.

In 2014 we entered into an agreement with CASC to participate in CASC Willis, a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on meeting the fast-growing demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. CASC Willis owned a lease portfolio of six engines with a net book value of $50.4 million as of December 31, 2025. Our investment in the joint venture was $21.6 million as of December 31, 2025.

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

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Leasing-Related Activities. Revenue from leasing of aircraft equipment is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Where collection cannot be reasonably assured, for example, upon a lessee bankruptcy, we do not recognize revenue until cash is received. We also estimate and charge to income provisions for bad debts and credit losses based on our experience in the business and with each specific customer and the level of past due accounts. The financial condition of our customers may deteriorate and result in actual losses exceeding the estimated allowances. In addition, any deterioration in the financial condition of our customers may adversely affect future lease revenues. As of December 31, 2025, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable under the guidance provided by ASC 842 and investments in sales-type leases. Under these leases, we retain title to the leased equipment, thereby retaining the potential benefit and assuming the risk of the residual value of the leased equipment.

We generally depreciate engines on a straight-line basis over 15 years to a 55% residual value. Aircraft and airframes are generally depreciated on a straight-line basis over 13 to 20 years to a 17% residual value. The marine vessel is depreciated on a straight-line basis over an estimated useful life of 18 years to a 15% residual value. Other leased parts and equipment are generally depreciated on a straight-line basis over 14 to 15 years to a 25% residual value. When we pay for major overhauls, which improve functionality or extend the original useful life, they are capitalized and depreciated over the shorter of the estimated period to the next overhaul (“deferral method”) or the remaining useful life of the equipment. We do not accrue for planned major maintenance. For equipment which is unlikely to be repaired at the end of its current expected life, and is likely to be disassembled upon lease termination, we depreciate the equipment over its estimated life to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2025, 19 engines having a net book value of $34.3 million were depreciated under this policy with estimated remaining useful lives up to 51 months.

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

Impairment may be identified by several factors, including, comparison of estimated sales proceeds or forecasted undiscounted cash flows over the life of the asset with the asset’s book value, as well as appraisals from third parties. If the forecasted undiscounted cash flows are less than the book value, the asset is written down to its fair value. When evaluating for impairment, we test at the individual asset level (e.g., engine or aircraft), as each asset generates its own stream of cash flows, including lease rents, maintenance reserves and repair costs.

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

If the forecasted undiscounted cash flows and fair value of our long-lived assets decrease in the future, we may incur impairment charges. Write-downs of equipment to their estimated fair values totaled $32.9 million for the year ended December 31, 2025, primarily reflecting an adjustment of the carrying value of 28 engines. As of December 31, 2025, included within equipment held for lease and equipment held for sale was $78.2 million in remaining book value of 29 assets which were previously written down.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue is summarized as follows:

	Year Ended December 31,
	2025	2024	% Change
	(dollars in thousands)
Lease rent revenue	$291,633	$238,236	22.4%
Maintenance reserve revenue	231,980	213,908	8.4%
Spare parts and equipment sales	95,483	27,099	252.3%
Interest revenue	14,093	11,683	20.6%
Gain on sale of leased equipment	54,025	45,063	19.9%
Gain on sale of financial assets	378	—	nm
Maintenance services revenue	25,492	24,158	5.5%
Other revenue	17,157	9,076	89.0%
Total revenue	$730,241	$569,223	28.3%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $53.4 million, or 22.4%, to $291.6 million for the year ended December 31, 2025 from $238.2 million for the year ended December 31, 2024. The increase is primarily due to an increase in the average size of the portfolio as compared to that of the prior period as well as an increase in average utilization from 83% to 85% (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) of equipment held in our operating lease portfolio.

One customer accounted for approximately 13% of total lease rent revenue during the year ended December 31, 2025. Two customers accounted for approximately 11%, each, of total lease rent revenue during the year ended December 31, 2024.

As of December 31, 2025, the Company had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases. As of December 31, 2024, the Company had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 85% and 83% for the years ended December 31, 2025 and 2024, respectively.

Maintenance Reserve Revenue. Maintenance reserve revenue for the year ended December 31, 2025 increased $18.1 million, or 8.4%, to $232.0 million from $213.9 million for the year ended December 31, 2024. Long-term maintenance revenue was $44.5 million for the year ended December 31, 2025 compared to $39.4 million for the year ended December 31, 2024. Long-term maintenance revenue is influenced by end of lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Engines on lease with “non-reimbursable” usage fees generated $187.5 million of short-term maintenance revenues for the year ended December 31, 2025 compared to $174.5 million for the year ended December 31, 2024, an increase of $13.0 million, or 7.4%. The increase in short-term maintenance reserve revenue was influenced by an increase in the number of engines on short-term lease conditions, the timing of recognition of in-substance fixed payments, and the systematic, contractual increase in the hourly and cyclical usage rates on our engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales for the year ended December 31, 2025 increased by $68.4 million, or 252.3%, to $95.5 million compared to $27.1 million for the year ended December 31, 2024. Spare part sales were $37.7 million and $26.1 million for the years ended December 31, 2025 and 2024, respectively, an increase of $11.6 million or 44.4%. The increase in spare parts sales reflects the demand for surplus material as operators seek to extend the lives of their current generation engine portfolios. Equipment sales for the year ended December 31, 2025 were $57.8 million related to the sale of four engines. Equipment sales for the year ended December 31, 2024 were $1.0 million related to the sale of one engine.

Interest Revenue. Interest revenue increased by $2.4 million, or 20.6%, to $14.1 million for the year ended December 31, 2025, from $11.7 million for the year ended December 31, 2024. The increase primarily reflects interest revenue recognized on new notes receivable that were entered into during the latter half of 2024. Notes receivable result from failed sale-leasebacks in which the Company was the buyer-lessor.

Gain on Sale of Leased Equipment. During the year ended December 31, 2025, we sold 38 engines, five airframes, and other parts and equipment from the lease portfolio for a net gain of $54.0 million. During the year ended December 31, 2024, we sold 35 engines, eight airframes, and other parts and equipment from the lease portfolio for a net gain of $45.1 million.

Gain on Sale of Financial Assets. During the year ended December 31, 2025, we sold two investments in sales-type lease assets for a net gain of $0.4 million. There was no gain on sale of financial assets during the year ended December 31, 2024.

Maintenance Services Revenue. Maintenance services revenue predominantly represents fleet management, engine and aircraft storage and repair services, and revenue related to management of fixed base operator services to third-party customers. Maintenance services revenue increased 5.5% year over year, reflecting organic growth in the business partially offset by the sale of the fleet management business on June 30, 2025 to our joint venture WMES.

Other Revenue. Other revenue increased by $8.1 million, or 89.0%, to $17.2 million for the year ended December 31, 2025 from $9.1 million in 2024. Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the WMES lease portfolio. The increase for the year ended December 31, 2025 compared to that of the prior year primarily reflects increased managed service revenue. These services include management of the WMES lease portfolio, which occurs on an ongoing basis, as well as marketing, procurement, and financing arrangement, which occurs on a transactional basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $19.1 million, or 20.7%, to $111.6 million for the year ended December 31, 2025 compared to $92.5 million for the year ended December 31, 2024. The increase is primarily due to an increase in the size of our lease portfolio, the timing of placing acquired engines on lease, and to a lesser extent, an increase in accelerated depreciation on older engine models.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $69.4 million to $92.3 million for the year ended December 31, 2025 compared to $22.9 million in the prior year period, reflecting the increase in spare parts and equipment sales. Cost of spare parts sales were $36.6 million and $22.8 million for the year ended December 31, 2025 and December 31, 2024, respectively, reflecting the increase in spare parts sales. Cost of equipment sales were $55.7 million for the year ended December 31, 2025, compared to $0.1 million for the year ended December 31, 2024, reflecting the increase in equipment sales.

Cost of Maintenance Services. Cost of maintenance services increased by $3.4 million, or 14.1%, to $27.9 million for the year ended December 31, 2025, compared to $24.5 million for the year ended December 31, 2024. The increase is primarily related to an increase in personnel costs as a result of expansion of our aircraft disassembly and repair services.

Write-down of Equipment. Write-downs of equipment to their estimated fair values totaled $32.9 million for the year ended December 31, 2025, primarily reflecting an adjustment of the carrying value of 28 engines. Write-downs of equipment to their estimated fair values totaled $11.2 million for the year ended December 31, 2024, primarily reflecting an adjustment of the carrying value of one airframe and 11 engines.

General and Administrative Expenses. General and administrative expenses increased by $48.0 million, or 32.7%, to $194.7 million for the year ended December 31, 2025 compared to $146.8 million in 2024. The increase primarily reflects a $23.7 million increase in personnel costs, which included an increase of $15.3 million in share-based compensation and an increase of $4.2 million in wages. Of the $15.3 million increase in share-based compensation, $5.3 million related to the acceleration of the vesting of shares upon the resignation of our former General Counsel, and the remainder primarily related to the appreciation of the market value of the Company’s equity as well as share awards to new personnel to support the continued growth of the Company. Further, there was a $12.6 million increase in consultant fees, which was influenced by costs associated with the Company’s sustainable aviation fuel project, which the Company decided to cease investment in and pursue strategic alternatives for, including, a potential sale, as well as a $4.7 million increase in legal fees primarily associated with finance and strategic initiatives related to the Company’s new investment partnerships.

Technical Expense. Technical expenses consist of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage, and freight costs. These expenses increased by $9.1 million, or 40.8%, to $31.4 million for the year ended December 31, 2025, compared to $22.3 million in 2024, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased by $30.4 million, or 29.0%, to $135.1 million for the year ended December 31, 2025, from $104.8 million for the year ended December 31, 2024, primarily due to an overall higher level of debt obligations. Interest expense associated with the Company’s credit facility increased by $9.7 million for the year ended December 31, 2025, due to an increase in the average outstanding balance of the credit facility for the year ended December 31, 2025, as compared to that of the prior year. We recognized incremental interest expense of $4.7 million for the year ended December 31, 2025 associated with Willis Warehouse Facility LLC (“WWFL”), as the senior secured warehouse facility did not close until May 2024, $17.8 million of additional interest expense associated with WEST VIII notes payable, which did not close until June 2025, and loss on debt extinguishment of $3.1 million associated with the refinancing of WEST IV and WEST VII notes. Additionally, derivative-related receipts were $5.8 million for the year ended December 31, 2025, as compared to $12.0 million for the year ended December 31, 2024 as certain interest rate swap positions were terminated and certain interest rate metrics fluctuated. Partially offsetting these increases in interest expense were savings resulting from the full repayment of the WEST IV notes payable and the partial repayments of the WEST VII notes payable.

Gain on Sale of Business. During the year ended December 31, 2025, a wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”), by and between Willis Asset Management Limited (“WAML”) and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of Bridgend Asset Management Limited (“BAML”), a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

Income Tax Expense. Income tax expense for the year ended December 31, 2025 increased by $2.8 million, or 6.4% to $46.8 million from $44.0 million for 2024. The effective tax rate for the year ended December 31, 2025 and December 31, 2024 was 29.2% and 28.8%, respectively. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as well as the sale of the Company’s entire issued share capital of BAML, a discrete item due to the unusual and infrequent nature of the sale. H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The provisions of the OBBBA impacted certain tax deductions, including bonus depreciation, limiting the Company’s ability to benefit from the Section 250 deduction.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

We analyze our financial data to evaluate the health of our business and assess our performance. As appropriate, in addition to income or loss from operations under GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our business. We believe that this non-GAAP financial measure provides meaningful supplemental information regarding our performance as it excludes certain items that may not be indicative of our recurring operating results. We also believe that investors, in addition to management, benefit from referring to this non-GAAP financial measure in assessing our performance, when viewed together with our GAAP results. While items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating performance, it can be useful to exclude such items as they can vary significantly between periods and or not be indicative of current or future operating results.

Because non-GAAP financial measures are not standardized, our calculation of Adjusted EBITDA may differ from similarly titled non-GAAP measures, if any, reported by other companies. This non-GAAP financial measure should not be considered in insolation from, or as a substitute for, financial information performed in accordance with GAAP.

We define Adjusted EBITDA as net income attributable to common shareholders, excluding (i) income tax expense, (ii) interest expense, (iii) preferred stock dividends/costs, (iv) loss on debt extinguishment, (v) depreciation and amortization expense, (vi) stock compensation expense, (vii) write-down of equipment, (viii) acquisition, financing and divestitures related expenses, and (ix) other items not indicative of our ongoing operating performance.

Adjusted EBITDA was approximately $459.1 million and $393.7 million for the years ended December 31, 2025 and 2024, respectively. The increase in Adjusted EBITDA of $65.4 million was primarily driven by the changes noted in the Results of Operations section above. See below for the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income attributable to common shareholders.

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income attributable to common shareholders	$108,066	$104,378
Add: Income tax expense	46,849	44,033
Add: Interest expense	132,060	104,764
Add: Preferred stock dividends/costs	5,692	4,234
Add: Loss on debt extinguishment	3,081	—
Add: Depreciation and amortization expense	111,553	92,460
Add: Stock compensation expense (1)	44,566	29,247
Add: Write-down of equipment	32,947	11,228
Add: Acquisition, financing and divestitures related expenses	3,495	1,449
(Less) Add: Other (2)	(29,197)	1,881
Adjusted EBITDA	$459,112	$393,674
________________________________________________________

1.In 2025, upon the resignation of our former General Counsel, $5.3 million of stock compensation expense relates to the acceleration of vesting of shares.
2.In 2025, the Company recognized $43.0 million in relation to the gain on sale of the BAML business. In 2025 and 2024, the Company recognized $13.8 million and $1.9 million, respectively, in non-recurring project expenses associated with the sustainable aviation fuels project.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, the Company had $546.9 million of cash, cash equivalents, and restricted cash. At December 31, 2025, $12.6 million in cash and cash equivalents and restricted cash were held in foreign subsidiaries.

We generate significant cash flow from our core business as evidenced by our net cash provided by operating activities, which was $283.2 million in 2025. Beyond cash provided through operations, we generally fund the growth of our business through a combination of equity and borrowings secured by our equipment lease portfolio. Cash of approximately $1.7 billion and $1.3 billion in the years ended December 31, 2025 and 2024, respectively, was derived from this borrowing activity. In these same time periods $1.2 billion and $0.8 billion, respectively, was used to pay down related debt.

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

Preferred Stock Dividends

In October 2016, the Company sold and issued to DBJ an aggregate of 1,000,000 shares of the Company’s Series A Preferred Stock, $0.01 par value per share (the “Series A-1 Preferred Stock”) at a purchase price of $20.00 per share.

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

Prior to issuing the new Series A Preferred Stock, the Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 8.5% per share and the Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2025 and 2024, the Company paid total preferred stock dividends of $5.7 million and $3.5 million, respectively.

Cash Flows Discussion

Cash flows provided by operating activities were $283.2 million and $284.4 million in the years ended December 31, 2025 and 2024, respectively. The $1.2 million, or 0.4%, decrease in operating cash flows was primarily driven by a $24.3 million decrease in payments on sales-type leases, a period over period $19.6 million decrease in cash flows from changes in accounts receivable, and a period over period $28.3 million decrease in cash flows from changes in other assets. Partially offsetting the decreases was a period over period $44.5 million increase in cash flows from changes in inventory. These changes reflect significant inventory purchases made in the prior year to meet the high demand for spare parts. Spare parts sales were $37.7 million and $26.1 million for the years ended December 31, 2025 and 2024, respectively, an increase of $11.6 million, or 44%, from 2024. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits, and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 85% and 83% for the years ended December 31, 2025 and 2024, respectively.

Cash flows used in investing activities were $256.4 million for the year ended December 31, 2025 and primarily reflected $524.6 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year) and $31.1 million for the purchase of property, equipment and furnishings, which was primarily related to leasehold improvements, partly offset by $269.7 million in proceeds from sales of equipment (net of selling expenses) and $21.9 million from sale of business. Cash flows used in investing activities were $764.9 million for the year ended December 31, 2024 and primarily reflected $830.5 million for the purchase of equipment held for operating lease (including capitalized costs and prepaid deposits made during the year), and $101.8 million related to leases entered into during 2024 which were classified as a note receivable under ASC 842, partly offset by $171.2 million in proceeds from sales of equipment (net of selling expenses).

Cash flows provided by financing activities for the year ended December 31, 2025 were $387.6 million and primarily reflected $1,661.0 million in proceeds from the issuance of debt obligations, partly offset by $1,221.5 million in principal payments on debt obligations, $19.3 million in cancellation of restricted stock units in satisfaction of withholding tax, $14.6 million in new debt issuance costs, and $8.7 million in common stock cash dividends paid. Cash flows provided by financing activities for the year ended December 31, 2024 were $445.0 million and primarily reflected $1,305.7 million and $13.1 million in proceeds from the issuance of debt obligations and preferred stock, respectively, partially offset by $840.0 million in principal payments, $11.6 million in new debt issuance costs, and $10.7 million in common stock cash dividends paid.

Debt Obligations and Covenant Compliance

At December 31, 2025, debt obligations totaled $2,700.3 million, net of unamortized debt issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 5 “Debt Obligations” in Part II, Item 8 of this Form 10-K.

In December 2025, the Company and its direct, wholly-owned subsidiary WEST IX, closed WEST IX’s offering of $392.9 million in aggregate principal amount of fixed rate notes. The WEST IX Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $337.4 million and the Series B Notes issued in an aggregate principal amount of $55.5 million. The WEST IX Notes are secured by, among other things, WEST IX’s direct and indirect ownership interests in a portfolio of aircraft engines and airframes. The Series A Notes and Series B Notes have a fixed coupon of 5.16% and 5.70%, respectively, an expected maturity of approximately six years and a final maturity of 25 years. The Series A Notes and Series B Notes were issued at a price of 99.99937% and 99.99686% of par, respectively.

In June 2025, the Company and its direct, wholly-owned subsidiary WEST VIII, closed WEST VIII’s offering of $596.0 million in aggregate principal amount of fixed rate notes. The WEST VIII Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $524.0 million and the Series B Notes issued in an aggregate principal amount of $72.0 million. The WEST VIII Notes are secured by, among other things, WEST VIII’s direct and indirect ownership interests in a portfolio of aircraft engines and airframes. The Series A Notes and Series B Notes have a fixed coupon of 5.58% and 6.07%, respectively, an expected maturity of approximately six years and a final maturity of 25 years. The Series A Notes and Series B Notes were issued at a price of 99.99721% and 99.99711% of par, respectively.

In October 2024, the Company entered into a new, $1.0 billion, five-year, revolving credit facility with a consortium of lenders, refinancing its $500.0 million credit facility. The purpose of the revolving credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2025 and 2024, $350.0 million and $307.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, some subsidiaries except WEST III, WEST IV, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

In May 2024, WWFL entered into a non-recourse, senior secured warehouse credit agreement with the Bank of Utah as security trustee and administrative agent and Bank of America, N.A. as facility agent. The secured credit agreement provides for an initial committed amount of up to $500.0 million. The warehouse credit agreement was amended in July 2025 to among other things, (i) extend the availability period of the commitments to May 2027, (ii) extend the final repayment date to May 2030, (iii) provide more favorable asset advance rates to WWFL, and (iv) reduce fees. The purpose of the senior secured warehouse credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2025, $417.3 million was available under this facility. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the senior secured warehouse credit facility. Pursuant to the secured warehouse credit facility, some subsidiaries except WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

The assets of WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity or WWFL. WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL are consolidated for financial statement presentation purposes. WEST III’s, WEST V’s, WEST VI’s, WEST VII’s, WEST VIII's, WEST IX's, and WWFL’s abilities to make distributions and pay dividends to the Company are subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL, cash is collected in restricted accounts, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

Virtually all of the Company’s debt requires ongoing compliance with the covenants of each financing, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenants such as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly, or annually, as required, and the Company was in full compliance with all financial covenant requirements at December 31, 2025.

At December 31, 2025, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At December 31, 2025, we were in compliance with the covenants specified in the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL indentures and servicing and other debt related agreements.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2025:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,732,168	$109,709	$475,096	$1,206,453	$940,910
Interest payments under debt obligations	423,044	110,104	196,426	98,072	18,442
Purchase obligations	961,379	348,490	372,871	240,018	—
Operating lease obligations	16,388	3,199	4,939	2,411	5,839
Total	$4,132,979	$571,502	$1,049,332	$1,546,954	$965,191

From time to time, we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing 18 additional new LEAP-1B engines and 28 additional new LEAP-1A engines for an aggregate total of $857.4 million by 2030. Further, we are currently committed to purchasing six PW1133 engines for approximately $104.0 million in 2026. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or cancellations would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $106.6 million and $131.9 million by 2030.

$176.9 million of variable interest payments due under debt obligations, scheduled above, are estimated by applying the interest rates applicable at December 31, 2025 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to actual changes in the rates for one-month term SOFR.

We believe our equity base, internally generated funds, existing debt facilities, and access to capital markets are sufficient to maintain our level of operations through 2026. A decline in the level of internally generated funds could result if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant step-up in borrowing costs. Such decline would impair our ability to sustain our level of operations. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth limited to that which can be funded from internally generated capital.

MANAGEMENT OF INTEREST RATE EXPOSURE

At December 31, 2025, $732.7 million of our borrowings were on a variable rate basis at rates tied to one-month term SOFR. Our equipment leases are generally structured at fixed rental rates for specified terms. Increases in interest rates could narrow or result in a negative spread between the rental revenue we realize under our leases and the interest rate that we pay under our borrowings. Historically, we have entered into interest rate derivative instruments to mitigate our exposure to interest rate risk; such investments are not intended to speculate or trade in derivative products. As of December 31, 2025, the Company had five interest rate swap agreements, with a total notional amount of $334.5 million. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which had remaining terms of one month as of December 31, 2025. During the year ended December 31, 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, two of which were terminated during the year ended December 31, 2025 and one of which had a remaining term of 41 months as of December 31, 2025. During the year ended December 31, 2024, the Company also entered into one fixed-rate interest swap agreement, having a notional amount of $75.0 million. During the year ended December 31, 2025, this fixed-rate interest swap agreement was partially terminated, reducing its notional amount to $34.5 million. It had a remaining term of 41 months as of December 31, 2025. During the year ended 2025, the Company entered into one fixed-rate interest swap agreement, having a notional amount of $50.0 million, and with a remaining term of 46 months as of December 31, 2025. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value. The net fair value of the interest rate swaps as of December 31, 2025 was $0.1 million, representing an asset of $0.4 million and a liability of $0.3 million, and reflected within Other assets and Accounts payable and accrued expenses on the Consolidated Balance Sheets, respectively. The net fair value of the interest rate swaps as of December 31, 2024 was $11.0 million, representing an asset and reflected within Other assets on the Consolidated Balance Sheets.

We record derivative instruments at fair value as either an asset or liability. We have used derivative instruments (primarily interest rate swaps) to manage the risk of interest rate fluctuation. While substantially all of our derivative transactions are entered into for the purposes described above, hedge accounting is only applied when specific criteria have been met and it is practical to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and the hedge relationship must be highly effective. The hedging instrument’s effectiveness is assessed utilizing regression at the inception of the hedge and either regression or qualitative analysis on at least a quarterly basis throughout its life. All of the transactions that we have designated as hedges are accounted for as cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. The Company recorded an adjustment to interest expense of $(5.8) million and $(12.0) million during the years ended December 31, 2025 and 2024, respectively, from derivative investments.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We anticipate that we may hedge additional amounts of our floating rate debt in the future.

RELATED PARTY TRANSACTIONS

Joint Ventures

In May 2025, WAML, a wholly-owned subsidiary of the Company entered into a SPA, by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of BAML, a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $7.8 million and $4.8 million during the years ended December 31, 2025 and 2024, respectively, related to the servicing of engines for the WMES lease portfolio. The Company recognized $3.0 million as a financial arrangement fee from WMES for assisting with the establishment of their new revolving credit facility.

During 2025, the Company sold four engines and one airframe to WMES for a total of $52.7 million, which resulted in a total gain of $3.7 million for the Company. Additionally, during 2025, the Company sold three engines to WMES for $55.6 million, which resulted in a trading profit of $1.4 million for the Company and is included in Spare parts and equipment sales and Cost of spare parts and equipment sales on the Company’s Consolidated Statements of Income. During 2024, the Company sold four engines to WMES for $50.5 million, which resulted in a net gain of $12.7 million for the Company.

During 2025, the Company purchased one engine from WMES for $7.2 million. During 2024, the Company did not purchase any engines from WMES.

During 2025, the Company sold two engines to CASC Willis for $13.6 million, which resulted in a total gain of $1.5 million for the Company. During 2024, the Company did not sell any engines to CASC Willis.

As of December 31, 2025 and December 31, 2024, the Company subleased one WMES engine to a third party, with WMES as the head lessor. As of December 31, 2025 and 2024, the Right-of-Use (“ROU”) asset and lease liability balances under the lease were $0.1 million, each, and $1.6 million, each, respectively.

During 2025, the Company paid WMES $1.2 million for fleet management services, which WMES provided in connection with its purchase of BAML.

Other

During 2025 and 2024, the Company paid approximately $0.1 million, each, to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

During 2025, in a transaction approved by a Special Committee of the Board’s Independent Directors, the Company purchased 30,000 shares of common stock directly from our Executive Chairman. The purchase price was $126.2782 per share, a 2% discount to the volume weighted average price on December 4, 2025.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is that of interest rate risk. A change in SOFR rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of December 31, 2025, $732.7 million of our outstanding debt was variable rate debt. We estimate that for every 1% increase or decrease in interest rate, the annual interest expense for our variable rate debt, would increase or decrease $4.0 million, as compared to $4.9 million as of December 31, 2024.

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

We are also exposed to currency devaluation risk. During the years ended December 31, 2025 and 2024, 69% and 69% of our total lease rent revenues came from non-U.S. domiciled lessees, respectively. Substantially all of our leases require payment in U.S. dollars. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2025, our internal control over financial reporting is effective under those criteria.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s 2025 consolidated financial statements included in this Annual Report, issued an audit report on the Company’s internal control over financial reporting. Grant Thornton’s audit report appears on page 49.

(d)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s Section 16 officers or directors informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Standards of Ethical Conduct Policy (the “Code of Ethics”) that applies to all directors and employees including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on our website at www.wlfc.global. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver on our website at www.wlfc.global under “Corporate Governance” or in a report on Form 8-K.

We have a long-standing commitment to ethical business conduct and compliance with applicable laws and regulations. As part of this commitment, we have adopted an Insider Trading Policy, which is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

(a) (2) Financial Statement Schedules

Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page 91.

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

4.10
First Amendment to Second Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Cumulative Redeemable Preferred Stock, dated as of September 28, 2023 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 28, 2023).

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
10.5*
Trust Indenture dated as of September 14, 2012 among Willis Engine Securitization Trust II, Deutsche Bank Trust Company Americas, as trustee, the Registrant and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.14 to our report on Form 10-Q filed on November 9, 2012).

10.6*
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

10.7*
Note Purchase Agreement dated as of September 6, 2012 by and among Willis Engine Securitization Trust II, the Registrant, Credit Agricole Securities (USA) Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.16 to our report on Form 10-Q filed on November 9, 2012).

10.8*
Servicing Agreement dated as of September 17, 2012 between Willis Engine Securitization Trust II, the Registrant and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.17 to our report on Form 10-Q filed on November 9, 2012).

10.9*
Administrative Agency Agreement dated as of September 17, 2012 among Willis Engine Securitization Trust II, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and the entities listed on Appendix A thereto (incorporated by reference to Exhibit 10.18 to our report on Form 10-Q filed on November 9, 2012).

10.10†	Employment Agreement, dated as of August 2, 2022, by and between the Registrant and Brian R. Hole (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed on November 4, 2022).
10.11†
Employment Agreement, dated as of March 2022 and effective as of April 1, 2022, by and between the Registrant and Austin C. Willis (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed on May 10, 2022).

10.12
Trust Amendment No. 2 dated as of September 9, 2016 to Amended and Restated Trust Agreement of Willis Engine Securitization Trust II dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed September 20, 2016).

10.13
General Supplement 2016-1 dated as of September 9, 2016 to Trust Indenture dated as of September 14, 2012 (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed September 20, 2016).

10.14	Series A Preferred Stock Purchase Agreement dated as of October 11, 2016 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed October 18, 2016).
10.15*
Asset Purchase Agreement dated as of August 4, 2017 between the Registrant and Willis Engine Structured Trust III. (incorporated by reference to Exhibit 10.20 to our report on Form 10-Q filed on November 9, 2017).

10.16*
Security Trust Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.21 to our report on Form 10-Q filed on November 9, 2017).

10.17*
Servicing Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.22 to our report on Form 10-Q filed on November 9, 2017).

10.18*
Administrative Agency Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.23 to our report on Form 10-Q filed on November 9, 2017).

10.19*
Revolving Credit Agreement dated as of August 4, 2017 among Willis Engine Structured Trust III, BNP Paribas and the Registrant (incorporated by reference to Exhibit 10.24 to our report on Form 10-Q filed on November 9, 2017).

10.20*	Series A-2 Preferred Stock Purchase Agreement dated as of September 22, 2017 (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on September 28, 2017).
10.21*
General Terms Agreement No. CFM-1-1028985 dated December 22, 2017 between CFM International, Inc. and the Registrant (incorporated by reference to Exhibit 10.26 to our report on Form 10-K filed on March 15, 2018).

10.22*
Letter Agreement No. 1 to GTA No. 1-1028985 dated December 22, 2017 between CFM International, Inc. and the Registrant (incorporated by reference to Exhibit 10.27 to our report on Form 10-K filed March 15, 2018).

10.23*
General Terms Agreement No. GE-1-2299982290-2 dated May 26, 2010 by and amongst General Electric Company, GE Engine Services Distribution, LLC, the Registrant and WEST Engine Funding LLC (incorporated by reference to Exhibit 10.28 to our report on Form 10-K filed March 15, 2018).

10.24*
Letter Agreement No. 3 to GTA No. 1-2299982290 dated December 22, 2017 between General Electric Corporation and the Registrant (incorporated by reference to Exhibit 10.29 to our report on Form 10-K filed March 15, 2018).

10.25*
Amendment No. 2 to General Terms Agreement No. GE-1-2299982290-2 dated December 22, 2017 between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.30 to our report on Form 10-K filed March 15, 2018).

10.26*
Agreement by and between IAE International Aero Engines AG and the Registrant, dated March 16, 2018, to purchase spare engines (incorporated by reference to Exhibit 10.31 to our report on Form 10-Q filed May 10, 2018).

10.27
Redemption Agreement to purchase 294,787 shares of common stock dated as of March 29, 2018 between the Registrant and M3 Partners, LP (incorporated by reference to Exhibit 10.32 to our report on Form 10-Q filed May 10, 2018).

10.28†	2018 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for 2018 Annual Meeting of Stockholders filed on April 27, 2018).
10.29*
Amendment No. 1 to Agreement to Purchase Spare Engines, dated July 25, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.40 to our report on Form 10-Q filed November 7, 2018).

10.30*
Amendment No. 2 to Agreement to Purchase Spare Engines, dated August 9, 2018, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.41 to our report on Form 10-Q filed November 7, 2018).

10.31*
Trust Indenture dated as of August 4, 2017 among Willis Engine Structured Trust III, Deutsche Bank Trust Company Americas, as trustee, the Registrant and BNP Paribas (incorporated by reference to Exhibit 4.6 to our report on Form 10-Q filed on November 9, 2017).

10.32*
Amendment No. 3 to Agreement to Purchase Spare Engines, dated March 22, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.43 to our report on Form 10-Q filed on May 8, 2019).

10.33*
Amendment No. 4 to Agreement to Purchase Spare Engines, dated June 27, 2019, between IAE International Aero Engines AG and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.44 to our report on Form 10-Q filed on August 7, 2019).

10.34*
Letter Agreement No. 2 to GTA No. 1-1028985 dated December 12, 2019 between CFM International, Inc. and Willis Lease Finance Corporation (incorporated by reference to Exhibit 10.43 to our report on Form 10-K filed on March 12, 2020).

10.35*
Amended and Restated Administrative Agency Agreement, dated as of March 3, 2020, among Willis Engine Structured Trust V, the Registrant, Deutsche Bank Trust Company Americas, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.45 to our report on Form 10-Q filed May 6, 2020).

10.36*
Asset Purchase Agreement, dated as of March 3, 2020, between the Registrant and Willis Engine Structured Trust V (incorporated by reference to Exhibit 10.46 to our report on Form 10-Q filed May 6, 2020).

10.37*
Amended and Restated Trust Indenture, dated as of March 3, 2020 among Willis Engine Structured Trust V, Deutsche Bank Trust Company Americas, as Trustee, the Registrant, and Bank of America, N.A. (incorporated by reference to Exhibit 10.47 to our report on Form 10-Q filed May 6, 2020).

10.38*
Revolving Credit Agreement, dated March 3, 2020, among Willis Engine Structured Trust V, Bank of America, N.A., and the Registrant (incorporated by reference to Exhibit 10.48 to our report on Form 10-Q filed May 6, 2020).

10.39*
Amended and Restated Servicing Agreement, dated as of March 3, 2020, among Willis Engine Structured Trust V, the Registrant, and each Serviced Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.49 to our report on Form 10-Q filed May 6, 2020).

10.40*
Amended and Restated Security Trust Agreement, dated as of March 3, 2020, among Willis Engine Structured Trust V, each Grantor referred to therein and from time to time made a party thereto and Deutsche Bank Trust Company Americas, as Security Trustee and Operating Bank (incorporated by reference to Exhibit 10.50 to our report on Form 10-Q filed May 6, 2020).

10.41*
Excluded Property Purchase Agreement, dated as of March 3, 2020, among the Registrant, West Engine Acquisition LLC, and Willis Engine Structured Trust V (incorporated by reference to Exhibit 10.51 to our report on Form 10-Q filed May 6, 2020).

10.42*
Agreement by and between International Aero Engines, LLC and the Registrant, dated March 27, 2020, to purchase spare engines (incorporated by reference to Exhibit 10.52 to our report on Form 10-Q filed May 6, 2020).

10.43*
Letter Agreement No. 4 to GTA No. 1-2299982290 dated March 31, 2020 between General Electric Company and the Registrant (incorporated by reference to Exhibit 10.53 to our report on Form 10-Q filed May 6, 2020).

10.44*
Used Engines Sales Agreement dated December 3, 2020 between Pratt & Whitney Engine Leasing, LLC and the Registrant (incorporated by reference to Exhibit 10.54 to our report on Form 10-K filed March 15, 2021).

10.45*	Used Engine Sales Agreement dated December 3, 2020 between [*] Engine Leasing, LLC and the Registrant (incorporated by reference to Exhibit 10.55 to our report on Form 10-K filed March 15, 2021).
10.46*
[*] Fixed Price Repair Agreement by and between the Registrant and Raytheon Technologies Corporation dated December 3, 2020 (incorporated by reference to Exhibit 10.56 to our report on Form 10-K filed March 15, 2021).

10.47*
[*] Fixed Price Repair Agreement by and between the Registrant and International Aero Engines, LLC dated December 3, 2020 (incorporated by reference to Exhibit 10.57 to our report on Form 10-K filed March 15, 2021).

10.48*
Administrative Agency Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant, U.S. Bank National Association, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.59 to our report on Form 10-Q filed August 8, 2021).

10.49*
Asset Purchase Agreement, dated as of May 17, 2021, between the Registrant and Willis Engine Structured Trust VI (incorporated by reference to Exhibit 10.60 to our report on Form 10-Q filed August 8, 2021).

10.50*#
Trust Indenture, dated as of May 17, 2021, among Willis Engine Structured Trust VI, U.S. Bank National Association, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.61 to our report on Form 10-Q filed August 8, 2021).

10.51
Revolving Credit Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.62 to our report on Form 10-Q filed August 8, 2021).

10.52
Servicing Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.63 to our report on Form 10-Q filed August 8, 2021).

10.53*
Security Trust Agreement, dated as of May 17, 2021, among Willis Engine Structured Trust VI, each Grantor referred to therein and from time to time made a party thereto and U.S. Bank National Association, as security trustee and operating bank (incorporated by reference to Exhibit 10.64 to our report on Form 10-Q filed August 8, 2021).

10.54*
Administrative Agency Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, the Registrant, U.S. Bank National Association, as trustee, and each Managed Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.69 to our report on Form 10-K filed March 15, 2024).

10.55*
Asset Purchase Agreement, dated as of October 31, 2023, between the Registrant and Willis Engine Structured Trust VII (incorporated by reference to Exhibit 10.70 to our report on Form 10-K filed March 15, 2024).

10.56*
Trust Indenture, dated as of October 31, 2023, among Willis Engine Structured Trust VII, U.S. Bank National Association, as Trustee, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.71 to our report on Form 10-K filed March 15, 2024).

10.57*
Revolving Credit Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.72 to our report on Form 10-K filed March 15, 2024).

10.58
Servicing Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, the Registrant and each Service Group Member referred to therein and from time to time made a party thereto (incorporated by reference to Exhibit 10.73 to our report on Form 10-K filed March 15, 2024).

10.59*
Security Trust Agreement, dated as of October 31, 2023, among Willis Engine Structured Trust VII, each Grantor referred to therein and from time to time made a party thereto and U.S. Bank National Association, as security trustee and operating bank (incorporated by reference to Exhibit 10.74 to our report on Form 10-K filed March 15, 2024).

10.60*
Secured Credit Agreement, dated as of May 3, 2024, among Willis Warehouse Facility, LLC, as Borrower, Bank of Utah, as Security Trustee and Administrative Agent, Bank of America, N.A., as Facility Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed August 2, 2024).

10.61*
Servicing Agreement, dated as of May 3, 2024, among Willis Warehouse Facility LLC, the Registrant, as Servicer, and each Serviced Group Member (incorporated by reference to Exhibit 10.2 to our report on Form 10-Q filed August 2, 2024).

10.62*
Security Agreement, dated as of May 3, 2024, among Willis Warehouse Facility, LLC as Borrower, Bank of Utah, as Security Trustee and the other Grantors party thereto (incorporated by reference to Exhibit 10.3 to our report on Form 10-Q filed August 2, 2024).

10.63*	Pledge Agreement, dated as of May 3, 2024, among Registrant, and Bank of Utah, as Security Trustee (incorporated by reference to Exhibit 10.4 to our report on Form 10-Q filed August 2, 2024).
10.64*
Contract to Purchase [*] Spare Engines and QEC Kits dated June 19, 2024 between International Aero Engines, LLC and Registrant (incorporated by reference to Exhibit 10.5 to our report on Form 10-Q filed August 2, 2024).

10.65*	Series A Preferred Stock Purchase Agreement, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed November 4, 2024).
10.66†	Employment Agreement, dated as of October 8, 2024, by and between the Company and Brian R. Hole (incorporated by reference to Exhibit 10.3 to our report on Form 10-Q filed November 4, 2024).
10.67*	Credit Agreement, dated as of October 31, 2024, among, inter alia, the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.
10.68	Limited Waiver No. 1 to Credit Agreement, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors party thereto.
10.69	Contract to Purchase PW1133G-JM Spare Engines, dated as of December 17, 2024, by and between International Aero Engines, LLC and the Registrant.
10.70†
Amended & Restated Employment Agreement, dated as of March 13, 2025, by and between Registrant and Charles F. Willis IV (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed May 6, 2025).

10.71†
Amendment to the Amended & Restated Employment Agreement, as of March 31, 2025, by and between Registrant and Charles F. Willis IV (incorporated by reference to Exhibit 10.2 to our report on Form 10-Q filed May 6, 2025).

10.72*	Limited Liability Company Agreement of Willis Global Engine Testing LLC (incorporated by reference to Exhibit 10.3 to our report on Form 10-Q filed May 6, 2025).
10.73*#
Share Purchase Agreement, dated May 7, 2025, between Willis Asset Management Limited and Willis Mitsui & Co Engine Support Limited (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed August 5, 2025).

10.74†	Employment Agreement, between the Registrant and Z. Clifton Dameron IV, dated as of July 3, 2024.
10.75*
Asset Purchase Agreement, dated as of June 18, 2025, between the Registrant and Willis Engine Structured Trust VIII (incorporated by reference to Exhibit 10.2 to our report on Form 10-Q filed August 5, 2025).

10.76*
Trust Indenture, dated as of June 18, 2025, among Willis Engine Structured Trust VIII, as the Issuer, U.S. Bank National Association, as the Operating Bank and Trustee, the Registrant, as Administrative Agent, and MUFG Bank, Ltd., as the Initial Liquidity Facility Provider (incorporated by reference to Exhibit 10.3 to our report on Form 10-Q filed August 5, 2025).

10.77*
Security Trust Agreement dated as of June 18, 2025, among, inter alia, Willis Engine Structured Trust VIII, as the Issuer, and U.S. Bank National Association, as Security Trustee and Operating Bank (incorporated by reference to Exhibit 10.4 to our report on Form 10-Q filed August 5, 2025).

10.78*
Servicing Agreement, dated as of June 18, 2025, among, inter alia, Willis Engine Structured Trust VIII and the Registrant, as Servicer and Administrative Agent (incorporated by reference to Exhibit 10.5 to our report on Form 10-Q filed August 5, 2025).

10.79*
Administrative Agency Agreement, dated as of June 18, 2025, among, inter alia, Willis Engine Structured Trust VIII, the Registrant, as the Administrative Agent, and U.S. Bank National Association, as Indenture Trustee and Security Trustee (incorporated by reference to Exhibit 10.6 to our report on Form 10-Q filed August 5, 2025).

10.80*
Revolving Credit Agreement, dated as of June 18, 2025, among Willis Engine Structured Trust VIII, as Borrower, the Registrant, as Administrative Agent, and MUFG Bank, Ltd., as Initial Liquidity Facility Provider (incorporated by reference to Exhibit 10.7 to our report on Form 10-Q filed August 5, 2025).

10.81*#
Amendment No. 1 dated as of July 22, 2025, among Willis Warehouse Facility LLC, as Borrower, Bank of Utah, as Security Trustee and Administrative Agent, Bank of America, N.A., as Facility Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to our report on Form 10-Q filed November 4, 2025).

10.82†	Amendment to the Employment Agreement, dated September 1, 2025, by and between Registrant and Z. Clifton Dameron IV.
10.83†	Employment Agreement, dated as of October 8, 2025, by and between the Company and Brian R. Hole.
10.84†
Non-Qualified Stock Option Agreement Pursuant to the Willis Lease Finance Corporation 2023 Incentive Stock Option Plan, dated as of November 10, 2025, between the Company and Charles F. Willis, IV (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on November 14, 2025).

10.85†
Amended & Restated Employment Agreement, dated as of December 5, 2025, by and between Registrant and Austin Willis (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed December 9, 2025).

10.86†
Second Amendment to the Amended & Restated Employment Agreement, dated as of December 5, 2025, by and between Registrant and Charles F. Willis IV (incorporated by reference to Exhibit 10.2 to our report on Form 10-Q filed December 9, 2025).

10.87*	Asset Purchase Agreement, dated as of December 23, 2025, between the Registrant and Willis Engine Structured Trust IX.
10.88*
Trust Indenture, dated as of December 23, 2025, among, Willis Engine Structured Trust IX, as the Issuer, U.S. Bank National Association, as the Operating Bank and Trustee, the Registrant, as Administrative Agent, and Bank of America, N.A, as the Initial Liquidity Facility Provider.

10.89*
Security Trust Agreement dated as of December 23, 2025, among, inter alia, Willis Engine Structured Trust IX, as the Issuer, each of the Issuer Subsidiaries party hereto from time to time as a grantor, and U.S. Bank National Association, as Security Trustee and Operating Bank.

10.90*	Servicing Agreement, dated as of December 23, 2025, among, inter alia, Willis Engine Structured Trust IX and the Registrant, as Servicer and Administrative Agent.
10.91*
Administrative Agency Agreement, dated as of December 23, 2025, among, inter alia, Willis Engine Structured Trust IX, the Registrant, as the Administrative Agent, and U.S. Bank National Association, as Indenture Trustee and Security Trustee, and each Issuer Subsidiary signatory to this agreement or that becomes a party under section 6.06.

10.92*
Revolving Credit Agreement, dated as of December 23, 2025, among Willis Engine Structured Trust IX, as Borrower, the Registrant, as Administrative Agent, and Bank of America, N.A, as Initial Liquidity Facility Provider.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our report on Form 10-K filed March 15, 2025).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:	March 10, 2026

Willis Lease Finance Corporation

		By:	/s/ AUSTIN C. WILLIS
Austin C. Willis
Chief Executive Officer and Director

Dated:	Title	Signature

Date: March 10, 2026	Chief Executive Officer and Director	/s/ AUSTIN C. WILLIS
	(Principal Executive Officer)	Austin C. Willis

Date: March 10, 2026	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Financial and Accounting Officer)	Scott B. Flaherty

Date: March 10, 2026	Director	/s/ BRENDAN J. CURRAN
Brendan J. Curran

Date: March 10, 2026	Director	/s/ STEPHEN F. JONES
Stephen F. Jones

Date: March 10, 2026	Director	/s/ COLM BARRINGTON
Colm Barrington

Date: March 10, 2026	Executive Chairman and Director	/s/ CHARLES F. WILLIS, IV
Charles F. Willis, IV

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, redeemable preferred stock and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2026 expressed an unqualified opinion.

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

Valuation of equipment held for operating lease

As described further in note 1(d) and 8 to the consolidated financial statements, the Company reviews its equipment held for operating lease (which is inclusive of certain failed sale-leaseback transactions classified as notes receivable and investments in sales-type leases), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and annually, for certain equipment held for operating lease. With respect to the annual review, indicators of impairment are identified by review of independent appraisals. If an indicator of impairment is identified, the Company performs an analysis of undiscounted forecasted cash flows over the life of the asset as compared to the asset’s book value. When an asset’s undiscounted forecasted cash flows are less than its book value, an impairment charge is recorded for the difference between the carrying value and fair value. Fair value is determined by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. As a result of the annual impairment test, the Company recorded impairment charges of $8.9 million for the year ended December 31, 2025. As of December 31, 2025, the balance of equipment held for operating lease, notes receivable and investments in sales-type leases was $2.8 billion, $139.9 million and $16.6 million, respectively. We identified the valuation of equipment held for operating lease as a critical audit matter.

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
March 10, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Willis Lease Finance Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Willis Lease Finance Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 10, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 10, 2026

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$16,441	$9,110
Restricted cash	530,500	123,392
Equipment held for operating lease, less accumulated depreciation of $640,495 and $613,118 at December 31, 2025 and 2024, respectively	2,801,683	2,635,910
Maintenance rights	30,632	31,134
Equipment held for sale	20,509	12,269
Receivables, net of allowances of $868 and $1,316 at December 31, 2025 and 2024, respectively	35,717	38,291
Spare parts inventory	56,577	72,150
Investments	104,250	62,670
Property, equipment & furnishings, less accumulated depreciation of $27,869 and $22,784 at December 31, 2025 and 2024, respectively	73,835	48,061
Intangible assets, net	271	2,929
Notes receivable, net of allowances of $140 and $247 at December 31, 2025 and 2024, respectively	139,945	183,629
Investments in sales-type leases, net of allowances of $17 and $22 at December 31, 2025 and 2024, respectively	16,595	21,606
Other assets	109,360	56,045
Total assets (1)	$3,936,315	$3,297,196

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$105,706	$75,983
Deferred income taxes	228,547	185,049
Debt obligations	2,700,338	2,264,552
Maintenance reserves	116,185	97,817
Security deposits	24,651	23,424
Unearned revenue	35,350	37,911
Total liabilities (2)	3,210,777	2,684,736

Redeemable preferred stock ($0.01 par value, 5,000 shares authorized; 3,250 shares issued at December 31, 2025 and 2024, respectively)	63,401	63,122

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 7,620 and 7,173 shares issued at December 31, 2025 and 2024, respectively)	76	72
Paid-in capital in excess of par	72,663	50,928
Retained earnings	590,785	491,439
Accumulated other comprehensive (loss) income, net of income tax (benefit) expense of $(395) and $1,981 at December 31, 2025 and 2024, respectively	(1,387)	6,899
Total shareholders’ equity	662,137	549,338
Total liabilities, redeemable preferred stock and shareholders’ equity	$3,936,315	$3,297,196
________________________________________________________

1.Total assets at December 31, 2025 and 2024 include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $530,500 and $123,392; Equipment $1,892,356 and $1,681,197; Maintenance rights $19,502 and $12,708; Notes receivable $139,538 and $139,853; Investments in sales-type leases $15,774 and $17,752; and Other assets $9,759 and $11,973, respectively.

2.Total liabilities at December 31, 2025 and 2024 include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,933,119 and $1,518,391, respectively. Further, refer to Note 10 of the consolidated financial statements for details of the Company’s commitments and contingencies.
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
REVENUE
Lease rent revenue	$291,633	$238,236
Maintenance reserve revenue	231,980	213,908
Spare parts and equipment sales	95,483	27,099
Interest revenue	14,093	11,683
Gain on sale of leased equipment	54,025	45,063
Gain on sale of financial assets	378	—
Maintenance services revenue	25,492	24,158
Other revenue	17,157	9,076
Total revenue	730,241	569,223

EXPENSES
Depreciation and amortization expense	111,553	92,460
Cost of spare parts and equipment sales	92,271	22,852
Cost of maintenance services	27,918	24,470
Write-down of equipment	32,947	11,228
General and administrative	194,735	146,757
Technical expense	31,384	22,294
Net finance costs:
Interest expense	132,060	104,764
Loss on debt extinguishment	3,081	—
Total net finance costs	135,141	104,764
Total expenses	625,949	424,825

Income from operations	104,292	144,398
Gain on sale of business	42,950	—
Income from joint ventures	13,365	8,247
Income before income taxes	160,607	152,645
Income tax expense	46,849	44,033
Net income	113,758	108,612
Preferred stock dividends	5,413	4,126
Accretion of preferred stock issuance costs	279	108
Net income attributable to common shareholders	$108,066	$104,378

Basic weighted average earnings per common share:	$16.00	$15.97
Diluted weighted average earnings per common share:	$15.39	$15.34

Basic weighted average common shares outstanding	6,754	6,536
Diluted weighted average common shares outstanding	7,020	6,804
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024
Net income	$113,758	$108,612
Other comprehensive income:
Currency translation adjustment	863	(414)
Unrealized loss on derivative instruments	(13,877)	(5,472)
Reclassification of loss on derivative instruments to interest expense	2,980	—
Unrealized loss on derivative instruments at joint venture	(628)	(205)
Net loss recognized in other comprehensive income	(10,662)	(6,091)
Tax benefit related to items of other comprehensive income	(2,376)	(1,349)
Other comprehensive loss	(8,286)	(4,742)
Total comprehensive income	$105,472	$103,870
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Years Ended December 31, 2025 and 2024
(In thousands, except per share data)

			Shareholders' Equity
	Redeemable						Accumulated Other
	Preferred Stock		Common Stock		Paid-in Capital in	Retained	Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Excess of par	Earnings	Income (Loss)	Equity
Balances at December 31, 2023	2,500	$49,964	6,849	$68	$29,667	$397,781	$11,447	$438,963
Net income	—	—	—	—	—	108,612	—	108,612
Net unrealized loss from currency translation adjustment, net of tax benefit of $105	—	—	—	—	—	—	(309)	(309)
Net unrealized loss from derivative instruments, net of tax benefit of $1,244	—	—	—	—	—	—	(4,239)	(4,239)
Shares issued under stock compensation plans	—	—	470	5	257	—	—	262
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(146)	(1)	(8,243)	—	—	(8,244)
Stock-based compensation, net of forfeitures	—	—	—	—	29,247	—	—	29,247
Issuance of preferred stock	750	13,050	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	108	—	—	—	(108)	—	(108)
Common stock cash dividends paid ($1.50 per share)	—	—	—	—	—	(10,720)	—	(10,720)
Preferred stock dividends ($1.53 per share)	—	—	—	—	—	(4,126)	—	(4,126)
Balances at December 31, 2024	3,250	63,122	7,173	72	50,928	491,439	6,899	549,338
Net income	—	—	—	—	—	113,758	—	113,758
Net unrealized gain from currency translation adjustment, net of tax expense of $192	—	—	—	—	—	—	671	671
Net unrealized loss from derivative instruments, net of tax benefit of $3,233	—	—	—	—	—	—	(11,272)	(11,272)
Net realized loss from derivative instruments, net of tax benefit of $665	—	—	—	—	—	—	2,315	2,315
Shares repurchased	—	—	(30)	—	(3,788)	—	—	(3,788)
Shares issued under stock compensation plans	—	—	614	5	245	—	—	250
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(137)	(1)	(19,288)	—	—	(19,289)
Stock-based compensation, net of forfeitures	—	—	—	—	44,566	—	—	44,566
Accretion of preferred shares issuance costs	—	279	—	—	—	(279)	—	(279)
Common stock cash dividends paid ($1.15 per share)	—	—	—	—	—	(8,720)	—	(8,720)
Preferred stock dividends ($1.67 per share)	—	—	—	—	—	(5,413)	—	(5,413)
Balances at December 31, 2025	3,250	$63,401	7,620	$76	$72,663	$590,785	$(1,387)	$662,137
See accompanying notes to the consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$113,758	$108,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	111,553	92,460
Gain on sale of leased equipment	(54,025)	(45,063)
Stock-based compensation expense	44,566	29,247
Gain on sale of business	(42,950)	—
Write-down of equipment	32,947	11,228
Income from joint ventures	(13,365)	(8,247)
Accretion of deferred costs and note discounts	10,789	10,293
Payments received on sales-type leases	6,215	30,510
Loss on debt extinguishment	3,081	—
Loss on derivative instruments	2,980	—
Amortization of contract-based intangible asset	1,497	2,749
Allowances and provisions	(544)	(716)
Gain on sale of financial assets	(378)	—
Loss on disposal of property, equipment and furnishings	45	—
Gain on insurance proceeds	—	(73)
Deferred income taxes	45,875	38,581
Changes in assets and liabilities:
Receivables	1,480	21,100
Inventory	13,341	(31,189)
Other assets	(27,595)	676
Distributions received from joint ventures	3,766	3,002
Accounts payable and accrued expenses	8,465	20,698
Maintenance reserves	26,146	5,592
Security deposits	602	(366)
Unearned revenue	(5,014)	(4,688)
Net cash provided by operating activities	283,235	284,406

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(524,579)	(830,479)
Proceeds from sale of equipment (net of selling expenses)	269,662	171,153
Purchase of property, equipment and furnishings	(31,082)	(15,631)
Proceeds from sale of business	21,938	—
Payments received on notes receivable	16,910	10,582
Contributions to joint ventures	(9,246)	—
Issuance of notes receivable	—	(101,768)
Insurance proceeds received on property, equipment and furnishings	—	1,235
Net cash used in investing activities	(256,397)	(764,908)

Cash flows from financing activities:
Proceeds from issuance of debt obligations	1,660,951	1,305,705
Principal payments on debt obligations	(1,221,509)	(840,038)
Cancellation of restricted stock units in satisfaction of withholding tax	(19,289)	(8,244)
Debt issuance costs	(14,584)	(11,580)
Common stock cash dividends paid	(8,720)	(10,720)
Preferred stock dividends	(5,710)	(3,460)
Repurchase of common stock	(3,788)	—
Proceeds from shares issued under stock compensation plans	250	262
Proceeds from issuance of preferred stock	—	13,050
Net cash provided by financing activities	387,601	444,975

Increase (decrease) in cash, cash equivalents and restricted cash	414,439	(35,527)
Cash, cash equivalents and restricted cash at beginning of period	132,502	168,029
Cash, cash equivalents and restricted cash at end of period	$546,941	$132,502

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$131,755	$100,680
Income Taxes	$3,424	$7,091

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Equipment held for sale	$41,505	$25,907
Transfers from Notes receivable to Equipment held for operating lease	$24,544	$—
Contributions to joint ventures	$22,500	$—
Proceeds from sale of business	$22,500	$—
Non-cash additions to Equipment held for operating lease (1)	$8,145	$8,939
Transfers from Spare parts inventory to Equipment held for sale	$3,975	$—
Transfers from Equipment held for sale to Equipment held for operating lease	$1,381	$—
Transfers from Equipment held for operating lease to Spare parts inventory	$1,743	$4,521
Transfers from Notes receivable to Equipment held for sale	$1,374	$—
Transfers from Equipment held for operating lease to Investments in sales-type leases	$821	$43,370
Accretion of preferred stock issuance costs	$279	$108
Transfers from Spare parts inventory to Equipment held for operating lease	$—	$4,514
________________________________________________________

1.During 2025, the Company engaged in exchange transactions involving monetary consideration with third parties in which the Company sold aircraft engine(s) in exchange for the purchase of aircraft engine(s). These transactions were accounted for under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and ASC 845, “Nonmonetary Transactions,” and resulted in a total of $8.1 million in non-cash additions to equipment held for operating lease for the associated total gain. During 2024, the Company engaged in exchange transactions involving monetary consideration with third parties in which the Company sold aircraft engine(s) in exchange for the purchase of aircraft engine(s). These transactions were accounted for under ASC 805 and ASC 845 and resulted in a total of $7.7 million in non-cash additions to equipment held for operating lease for the associated total gain. In addition, the Company had $1.2 million in non-cash additions to equipment held for operating lease related to purchases included in accrued expenses.

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

Willis Engine Securitization Trust IV (“WEST IV” or the “WEST IV Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST IV is a VIE which the Company owns 100% of the interest and consolidates in its financial statements. In 2025, the Company paid off both its WEST IV Series A and Series B 2018 term notes payable.

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

Willis Engine Structured Trust VII (“WEST VII” or the “WEST VII Notes”) is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST VII is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

In 2025, the Company and its direct, wholly-owned subsidiary Willis Engine Structured Trust VIII (“WEST VIII”), closed WEST VIII’s offering of $596.0 million in aggregate principal amount of fixed rate notes (the “WEST VIII Notes”). WEST VIII is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST VIII is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

In 2025, the Company and its direct, wholly-owned subsidiary, Willis Engine Structured Trust IX (“WEST IX”), closed its offering of $392.9 million in aggregate principal amount of fixed rate notes (the “WEST IX Notes”). WEST IX is a bankruptcy remote special purpose vehicle which was established for the purpose of financing aircraft engines through an ABS, of which the Company is the sole beneficiary. WEST IX is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

In 2024, the Company and its direct, wholly-owned subsidiary, Willis Warehouse Facility LLC (“WWFL”), entered into a non-recourse, senior secured warehouse credit agreement with the Bank of Utah as security trustee and administrative agent and Bank of America, N.A. as facility agent. The secured credit agreement provides for an initial committed amount of up to $500.0 million. Proceeds from the warehouse credit facility will be used to finance the acquisition of certain assets, including (i) aircraft engines, (ii) airframes and (iii) loan assets that are secured by aircraft engines or airframes. The warehouse credit agreement was amended in 2025 to among other things, (i) extend the availability period of the commitments to May 2027, (ii) extend the final repayment date to May 2030, (iii) provide more favorable asset advance rates to WWFL, and (iv) reduce fees. WWFL is a VIE which the Company owns 100% of the interest and consolidates in its financial statements.

Principal and interest on the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX Notes are payable monthly to the extent of available cash in accordance with a priority of payments included in the respective indenture agreements. Interest on the loans under the senior secured warehouse credit facility are payable monthly.

The WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX Notes, as well as the loans under the senior secured warehouse credit facility, are secured by, among other things, the direct and indirect interests in a portfolio of assets of the respective ABS or senior secured warehouse credit facility. The WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX Notes have scheduled amortizations and are payable solely from revenue received from the lease portfolios, after payment of certain expenses of the respective ABS. The assets of WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL are not available to satisfy the Company’s obligations other than the obligations specific to the respective ABS or senior secured warehouse credit facility. WEST III, WEST IV, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL are consolidated for financial statement presentation purposes, with the respective assets and liabilities on the Company’s Consolidated Balance Sheets. The ability of each ABS, as well as WWFL’s ability to make distributions and pay dividends to the Company are subject to the prior payments of its debt and other obligations and maintenance of adequate reserves and capital. Under each ABS, as well as under WWFL, cash is collected in a restricted account, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of the maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

Additionally, in connection with WEST III, WEST IV, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL, the Company entered into servicing agreements and administrative agency agreements to provide certain engine, lease management and reporting functions in return for fees based on a percentage of collected lease revenues and asset sales. Because WEST III, WEST IV, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL are consolidated for financial statement reporting purposes, all fees eliminate upon consolidation.

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

Unearned Revenue includes deferred nonrefundable use fees which qualify as in-substance fixed lease payments due to the lessee’s requirement to make certain minimum payments. These in-substance fixed lease payments are recognized ratably over the expected lease term rather than when the variable use fees are invoiced. As of December 31, 2025 and 2024, there were $13.2 million and $21.7 million, respectively, of deferred in-substance fixed payment use fees included in Unearned Revenue.

Certain lessees may be significantly delinquent in their rental payments and may default on their lease obligations. As of December 31, 2025, the Company had an aggregate of approximately $3.8 million in lease rent and $3.3 million in maintenance reserve receivables more than 30 days past due. Inability to collect receivables or to repossess engines or other leased equipment in the event of a default by a lessee could have a material adverse effect on the Company. The Company estimates a general allowance for doubtful accounts for receivables based on historical experience.

The Company also estimates an allowance for credit losses. Receivables, net of allowances, include amounts billed to customers in which the right to payment is unconditional. The Company maintains an allowance for credit losses under trade receivables to provide for the estimated amount that will not be collected, even when the risk of loss is remote. The allowance for credit losses includes the following: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful, and (2) a general reserve for estimated losses. The allowance is measured on a collective pool basis when similar risk characteristics exist and is established as a percentage of accounts receivable. The percentage is based on all available and relevant information including age of outstanding receivables, historical payment experience and loss history, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions. A write-off is recorded when all or part of the receivable is deemed uncollectible. Write-offs are charged against the previously established allowance for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowance for credit losses.

Notes receivable and investments in sales-type leases, net of allowances, represent the current remaining balances that the Company expects to collect for failed sale-leaseback transactions and sales-type leases. The Company establishes allowances for credit losses under notes receivable and investments in sales-type leases to cover probable but specifically unknown losses existing in the portfolio. In doing so, the Company categorizes financial assets by pools with similar risk characteristics, including whether the financial asset is collateral-backed and whether the customer is placed on non-accrual status. A write-off is recorded when all or part of the financial asset is deemed uncollectible. Write-offs are charged against previously established allowances for credit losses. Partial or full recoveries of amounts previously written off are generally recognized as a reduction in the allowances for credit losses.

Accounts receivable and the related allowances are as follows:

	December 31,
	2025	2024	2023
	(in thousands)
Accounts receivable	$36,585	$39,607	$60,796
Less: Allowances	(868)	(1,316)	(2,311)
Total, net	$35,717	$38,291	$58,485

One customer accounted for approximately 13% of total lease rent revenue during the year ended December 31, 2025. Two customers accounted for approximately 11%, each, of total lease rent revenue during the year ended December 31, 2024. One customer accounted for 15% of total receivables as of December 31, 2025. One customer accounted for 11% of total receivables as of December 31, 2024.

Spare parts sales

The Spare Parts Sales reportable segment primarily engages in the sale of aircraft engine parts and materials through the acquisition or consignment of engines from third parties or the Company’s leasing operations. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer.  Title passes to the buyer when the goods are shipped, the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts. Management has determined that physical acceptance of the spare parts to be a formality in accordance with ASC 606-10-5-86, “Revenue from Contracts with Customers.”

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

Gain on sale of financial assets

Some of the Company’s leases are recorded as financial assets and classified as notes receivable under ASC 842, “Leases,” as they are failed sale-leaseback transactions. The Company may sell its equipment classified as notes receivable, and the net gain or loss on such sales is recognized as revenue and consists of proceeds associated with the sale less the net book value of the asset sold and any direct costs associated with the sale. To the extent that deposits associated with the equipment are not included in the sale, any such amount is included in the calculation of gain or loss.

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

Other revenue

Other revenue consists primarily of managed service fee revenue related to the servicing of engines for the Willis Mitsui & Company Engine Support Limited (“WMES”) lease portfolio. These services include management of the WMES lease portfolio, which occurs on an ongoing basis, as well as marketing and procurement, which occurs on a transactional basis. Revenue related to ongoing services is recognized on a monthly basis, and revenue related to transactional services is recognized upon close of the sale. Payments are typically due upon receipt.

The following table presents a summary of revenue based on location of customer:

	Year Ended December 31,
	2025	2024
Region or Country	(in thousands)
United States	$205,878	$153,045
Europe	183,677	134,509
India	137,769	92,483
Asia-Pacific	110,872	106,837
Canada	41,694	42,077
South America	37,241	36,157
Central America	7,676	3,130
Africa	4,583	48
Middle East	851	937
Total revenue	$730,241	$569,223

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

The useful lives of older generation engines and aircraft may be significantly less based upon the technical status of the asset, as well as supply and demand factors. For these older generation engines and aircraft, the remaining useful lives and the remaining expected holding periods are typically the same. For older generation engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. As of December 31, 2025, 19 engines having a net book value of $34.3 million were depreciated under this policy with estimated remaining useful lives up to 51 months. The Company adjusts its estimates annually for these older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life as well as future residual value expected from part-out based on the current technical status of the engine or aircraft.

The Company reviews its long-lived assets, including certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under ASC 842, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell. Impairment is identified by review of appraisals or by comparison of undiscounted forecasted cash flows, including estimated sales proceeds, over the life of the asset with the assets’ book value. If the undiscounted forecasted cash flows are less than the book value, the asset is written down to its fair value. Fair value is determined per individual asset by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors considered relevant by the Company. The Company evaluates assets during the year if a triggering event is identified indicating impairment is possible and also conducts a formal annual review of the carrying values of long-lived assets. The formal annual review resulted in $8.9 million in impairment charge in 2025 and $6.3 million in impairment charge in 2024. Additionally, the Company recorded impairment charges of $24.0 million and $4.9 million in 2025 and 2024, respectively, as a result of triggering events occurring during the year. These write-downs are included in “Write-down of equipment” in the Consolidated Statements of Income.

(e) Equipment Held for Sale

Equipment held for sale includes assets being marketed for sale, as well as third-party consigned assets, that management has approved to be classified as held for sale. The assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell.

(f) Debt Issuance Costs and Related Fees

Fees paid in order to secure debt are capitalized, included in Debt obligations on the Consolidated Balance Sheets as a direct reduction from the carrying amount of the related debt liability, and amortized over the life of the related loan using the effective interest method.

Interest expense related to the accretion of debt issuance costs and note discounts was $7.8 million and $7.6 million in 2025 and 2024, respectively.

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

(i) Property, Equipment and Furnishings

Property, equipment and furnishings are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from 25 to 39 years for buildings, five to ten years for furniture and fixtures, three to ten years for computer software, three to five years for computer equipment, five to ten years for machinery, 10 for tooling, 17 years for company aircraft, and 5 years for vehicles. Leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the lease term or useful life of the leasehold, which generally range from five to 15 years.

Property, equipment and furnishings by major class is presented in the following table:

	December 31,
	2025	2024
	(in thousands)
Land	$4,440	$4,440
Buildings	32,497	11,723
Leasehold Improvements	529	529
Furniture & Fixtures	3,021	2,023
Computer Software	2,591	2,113
Computer Equipment	3,938	3,123
Machinery	3,678	3,098
Tooling	16,524	12,105
Company Aircraft	27,152	27,122
Vehicles	658	536
Assets in Progress	6,676	4,033
Property, equipment & furnishings, gross	101,704	70,845
Accumulated depreciation	(27,869)	(22,784)
Property, equipment & furnishings, net	$73,835	$48,061

(j) Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(k) Restricted Cash

The Company has certain bank accounts that are subject to restrictions in connection with its WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL debt. Under these borrowings, cash is collected in restricted accounts, which are used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of projected maintenance obligations and some or all of the lease security deposits are accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively.

Under WEST III, cash equal to a portion of the projected maintenance obligations for the subsequent nine months is held in a restricted account and is subject to a minimum balance of approximately $9.4 million. Under WEST V, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of approximately $5.0 million. Under WEST VI and WWFL, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of approximately $1.0 million. Under WEST VII, cash equal to a portion of the projected maintenance obligations for the subsequent twelve months is held in a restricted account and is subject to a minimum balance of approximately $0.7 million. Under WEST VIII and WEST IX, cash equal to a portion of the projected maintenance obligations for the subsequent eighteen months is held in a restricted account and is subject to a minimum balance of approximately $1.0 million.

Under WEST III and WEST V, security deposits are held in restricted accounts equal to a portion of the security deposits for leases scheduled to terminate over the subsequent four months, in each case, subject to a minimum balance of $1.0 million. Under WEST VI, WEST VII, WEST VIII, and WEST IX, all security deposits for leases scheduled to terminate before the expected maturity date of the notes are held in a restricted account, subject to a minimum balance of $1.0 million. Provided lease return conditions have been met, these deposits will be returned to the lessee. To the extent return conditions are not met, these deposits may be retained by the Company.

The Company had total cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, as follows:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$16,441	$9,110
Restricted cash	530,500	123,392
Total as presented in the consolidated statements of cash flows	$546,941	$132,502

(l) Spare Parts Inventory

Spare parts inventory consists of spare aircraft and engine parts purchased either directly by Willis Aero and also engines removed from the lease portfolio to be parted out. Spare parts inventory is stated at lower of cost or net realizable value. Cost is determined using the specific costing method. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations, and salvage value.

(m) Intangible Assets

As of December 31, 2025, intangible assets consisted of goodwill of $0.3 million. Intangible assets may also include contract assets, which result when lease contract terms are favorable as compared to market terms in asset acquisitions.

(n) Other Assets

Other assets typically include prepaid purchase deposits, other prepaid expenses, and Right-of-Use (“ROU”) assets. As of December 31, 2025 and 2024, Other assets included prepaid deposits of $36.3 million and $4.4 million, respectively, relating to commitments to purchase equipment.

(o) Management Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S.”), formally referred to as Generally Accepted Accounting Principles (“GAAP”).

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

Management believes that the accounting policies on revenue recognition, useful life of equipment, asset residual values, asset impairment, allowance for doubtful accounts, and allowance for credit losses are significant to the results of operations.

If the useful lives or residual values are lower than those estimated, upon sale of the asset a loss may be realized. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material impairment write-downs may occur.

(p) Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to holders of common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to holders of common stock by the weighted average number of shares outstanding, adjusted for the dilutive effect of unvested restricted stock awards (“RSAs”) and stock options. See Note 9 for more information on the computation of earnings per share.

(q) Investments

The Company’s investments are joint ventures which are accounted for using the equity method of accounting. The investments are recorded at the amount invested plus or minus our share of net income or loss, less any distributions or return of capital received from the entities.

(r) Stock-Based Compensation

The Company recognizes stock-based compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Stock-based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. As it relates to performance-based awards, accrual of compensation expense is based on the probable outcome of the performance condition. Forfeitures are accounted for as they occur.

(s) Initial Direct Costs Associated with Leases

The Company accounts for the initial direct costs, including sales commissions, incurred in obtaining a new lease by deferring and amortizing those costs over the term of the lease. The amortization of these costs is recorded under general and administrative expenses in the Consolidated Statements of Income. The amounts amortized were $2.9 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

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

(w) Risks and Uncertainties

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

(x) Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” The amendments in this ASU apply to the formation of a joint venture, and under this ASU, a joint venture formation is the creation of a new reporting entity that would trigger a new basis of accounting. This ASU requires net assets contributed to the joint venture in a formation transaction to be measured at fair value at the formation date. The amendments in this ASU are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025, with early adoption permitted. Joint ventures formed on or after the effective date of ASU 2023-05 will be required to apply the new guidance prospectively. Joint ventures formed before the ASU’s effective date are permitted to apply the new guidance (1) retrospectively if they have “sufficient information” to do so or (2) prospectively if financial statements have not yet been issued (or made available for issuance). The Company adopted this accounting standard update effective January 1, 2025, and there was no impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard update for the year ended December 31, 2025.

Recent Accounting Pronouncements To Be Adopted by the Company

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

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities.” The ASU provides guidance on the recognition, measurement, presentation, and disclosure of government grants. The ASU is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting this new pronouncement.

(y) Government Grants

Historically, there was no specific guidance in GAAP that addresses the recognition and measurement of government assistance received by a business entity. In the absence of authoritative GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) was the most appropriate. Under IAS 20, grant income is recognized to the extent that there is reasonable assurance that the Company will comply with the conditions attached to the grant, and the grant will be received.

During the year ended December 31, 2025, the Company received approximately $6.3 million in government grant receipts for its sustainable aviation fuel project, related to a grant that was awarded to the Company in October 2023. The Company believes it has complied with the grant conditions associated with these grant receipts, which primarily relate to providing evidence of completion of the funded activities. The grant income was recorded as a deduction to related fees included in General and administrative expenses on the Consolidated Statements of Income.

During the year ended December 31, 2025, the Company received approximately $1.7 million in government grant receipts for its hangar construction project at Teesside International Airport. The Company was awarded the grant in May 2025, the primary intent of which is job creation. $1.5 million of the grant receipts was recorded as a liability in Accounts payable and accrued expenses on the Consolidated Balance Sheets and will be recorded as a deduction to personnel expenses included in General and administrative expenses as jobs are created. During the year ended December 31, 2025, approximately $0.2 million of the grant receipts was recorded as a deduction to personnel expenses included in General and administrative expenses on the Consolidated Statements of Income.

2. Leases

As lessor, and as of December 31, 2025, the majority of our leases were operating leases with the exception of certain failed sale-leaseback transactions classified as notes receivable or investments in sales-type leases under the guidance provided by ASC 842.

As lessee, the significant majority of leases the Company enters are for real estate (office, hangar, and warehouse space for our operations) as well as automobiles. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company’s leases have remaining lease terms of approximately one month to 250 years, some of which include options to renew or extend the lease term from one to five years. Our automobile leases include an option to purchase the vehicle at lease termination. The depreciable lives of assets are limited by the expected lease terms, unless there is a transfer of title or purchase option reasonably certain of exercise. The exercise of lease renewal options or purchase at lease termination is at the Company’s sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities.

Supplemental information to the Consolidated Balance Sheets related to leases was as follows:

Leases	Classification	December 31, 2025	December 31, 2024
		(in thousands, except lease term and discount rate)
Assets
Operating lease right-of-use assets	Other assets	$25,413	$6,584

Liabilities
Lease liabilities	Accounts payable and accrued expenses	$11,770	$5,848

Weighted average remaining lease term (years)
Operating leases		137.95	2.70
Weighted average discount rate
Operating leases		6.2%	5.2%

The weighted average discount rate is based on the incremental borrowing rate for each lease and the remaining balance of the lease payments for each lease at the reporting date.

Future maturities of the Company’s lease liabilities at December 31, 2025 are as follows:

Year	(in thousands)
2026	$3,178
2027	2,916
2028	2,086
2029	1,490
2030	930
Thereafter	5,866
Total undiscounted lease liabilities	16,466
Less: interest	(4,696)
Total lease liabilities	$11,770

The components of lease expense were as follows:

		Year Ended December 31,
Lease expense	Classification	2025	2024
		(in thousands)
Operating lease cost	Cost of maintenance services	$372	$116
Operating lease cost	General and administrative	3,172	2,171
Operating lease cost	Technical expense	2,710	1,948
Net lease cost		$6,254	$4,235

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,563	$3,538

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23,494	$1,016

3. Equipment Held for Operating Lease

As of December 31, 2025, the Company had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases, which represented 363 engines, 20 aircraft, one marine vessel and other leased parts and equipment. As of December 31, 2024, the Company had $2,635.9 million of equipment held in our operating lease portfolio, $183.6 million of notes receivable, $31.1 million of maintenance rights, and $21.6 million of investments in sales-type leases, which represented 354 engines, 16 aircraft, one marine vessel and other leased parts and equipment.

The following table disaggregates equipment held for operating lease by asset class (in thousands):

	As of December 31,
	2025			2024
	Gross value	Accumulated depreciation	Net book value	Gross value	Accumulated depreciation	Net book value
	(in thousands)
Engines and related equipment	$3,201,320	$(606,240)	$2,595,080	$3,060,020	$(595,340)	$2,464,680
Aircraft and airframes	225,994	(29,327)	196,667	174,642	(13,634)	161,008
Marine vessel	14,864	(4,928)	9,936	14,366	(4,144)	10,222
	$3,442,178	$(640,495)	$2,801,683	$3,249,028	$(613,118)	$2,635,910

Notes Receivable and Investments in Sales-Type Leases

During the years ended December 31, 2025 and 2024, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $14.1 million and $11.7 million, respectively. The effective interest rates on our notes receivable and investments in sales-type leases ranged from 6.0% to 12.2% as of December 31, 2025 and 6.0% to 12.2% as of December 31, 2024.

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

The Company leases equipment to lessees domiciled in eight geographic regions. The tables below set forth geographic information about the leased equipment grouped by domicile of the lessee (which is not necessarily indicative of the asset’s actual location):

	Year Ended December 31,
Lease rent revenue	2025	2024
Region or Country	(in thousands)
United States	$89,138	$72,959
Europe	59,955	53,465
India	53,139	31,512
Asia-Pacific (excluding India)	40,795	40,661
Canada	21,032	18,659
South America	20,872	20,291
Africa	4,539	—
Central America	2,163	689
Totals	$291,633	$238,236

	As of December 31,
Net book value of equipment held for operating lease	2025	2024
Region or Country	(in thousands)
United States	$828,162	$658,128
India	490,057	314,714
Europe	377,056	299,322
Asia-Pacific (excluding India)	273,350	344,946
South America	164,453	176,380
Canada	153,281	133,286
Africa	43,099	—
Central America	19,691	17,047
Middle East	—	6,239
Off-lease	452,534	685,848
Totals	$2,801,683	$2,635,910

As of December 31, 2025, the lease status of the equipment held for operating lease (in thousands) was as follows:

Lease Term	Net Book Value
Off-lease and other	$452,534
Month-to-month leases	330,521
Leases expiring 2026	614,842
Leases expiring 2027	534,117
Leases expiring 2028	365,351
Leases expiring 2029	347,919
Leases expiring 2030	29,341
Leases expiring thereafter	127,058
$2,801,683

As of December 31, 2025, minimum future payments due to the Company under non-cancelable operating leases were as follows:

Year	(in thousands)
2026	$234,170
2027	140,801
2028	84,316
2029	32,140
2030	17,869
Thereafter	16,640
$525,936

As of December 31, 2025, minimum future payments due to the Company under non-cancelable notes receivable and investments in sales-type leases were as follows:

Year	(in thousands)
2026	$22,920
2027	21,790
2028	21,608
2029	47,205
2030	19,726
Thereafter	75,337
Total undiscounted lease receivables	208,586
Less: interest	52,046
Total notes receivable and investments in sales-type leases	$156,540

4. Investments

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to participate in a joint venture formed as a Dublin-based Irish limited company, WMES, for the purpose of acquiring and leasing jet engines. Each partner holds a 50% interest in the joint venture, and the Company uses the equity method in recording investment activity. As of December 31, 2025, WMES owned a lease portfolio of 65 engines, one aircraft, and other parts and equipment with a net book value of $575.3 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to participate in a joint venture named CASC Willis Lease Finance Company Limited (“CASC Willis”), a joint venture based in Shanghai, China. Each partner holds a 50% interest in the joint venture and the Company uses the equity method in recording investment activity. CASC Willis acquires and leases jet engines to Chinese airlines and concentrates on the demand for leased commercial aircraft engines and aviation assets in the People’s Republic of China. As of December 31, 2025, CASC Willis owned a lease portfolio of six engines with a net book value of $50.4 million.

In March 2025, the Company entered into an agreement with independent MRO (Maintenance, Repair and Overhaul) provider Global Engine Maintenance to create a joint venture named Willis Global Engine Testing (“WGET”) to build an engine test facility in West Palm Beach, Florida. The Company has a 70% membership interest, and Global Engine Maintenance has a 30% membership interest. WGET is a VIE that the Company is not the primary beneficiary of since the power to direct the activities that most significantly impact WGET’s economic performance is shared between the Company and Global Engine Maintenance. The Company’s considerations in determining the VIE most significant activities and whether the Company has the power to direct those activities include, but are not limited to, the VIE’s purpose and design and the matters that require unanimous approval from both parties. Accordingly, the Company does not consolidate WGET, and the Company uses the equity method in recording investment activity. The Company made an initial capital contribution of $1.6 million, which represents 70% of the cost of the land that the engine test facility is being built on. WGET signed a contract related to the design of an engine test facility. The Company anticipates its portion of the remaining committed amount, which will be funded through future contributions, to be approximately $33.1 million.

In May 2025, Willis Asset Management Limited (“WAML”), a wholly-owned subsidiary of the Company entered into a Share Purchase Agreement (the “SPA”), by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of Bridgend Asset Management Limited (“BAML”), a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

In December 2025, the Company entered into a new investment fund partnership with Liberty Mutual Investments (“LMI”), the investment firm for Liberty Mutual Group. The fund will invest up to $600 million in loan and loan-like engine financings and will be supported by a warehouse debt facility. The Company has a General Partner interest through its equity investment in the fund but is not the majority holder. LMI as the Limited Partner has substantive kick-out rights and can liquidate the fund upon a simple majority vote. Per ASC 810, “Consolidation,” the fund is a Voting Interest Entity (“VOE”) that the Company does not consolidate. There was no investment activity during the year ended December 31, 2025.

In December 2025, the Company entered into a new investment fund partnership with Blackstone Credit & Insurance (“BXCI”) to invest in current and next generation aircraft engines. The fund plans to deploy over $1 billion into target asset types. The Company has a General Partner interest through its equity investment in the fund but is not the majority holder. BXCI as the Limited Partner has substantive kick-out rights and can liquidate the fund upon a simple majority vote. Per ASC 810, the fund is a VOE that the Company does not consolidate. There was no investment activity during the year ended December 31, 2025.

	WMES	CASC Willis	WGET	Total
	(in thousands)
Investment in joint ventures as of December 31, 2023	$40,047	$17,997	$—	$58,044
Income from joint ventures	7,670	577	—	8,247
Distributions	(2,756)	(246)	—	(3,002)
Foreign currency translation adjustment	—	(414)	—	(414)
Other comprehensive loss from joint ventures	(205)	—	—	(205)
Investment in joint ventures as of December 31, 2024	44,756	17,914	—	62,670
Income from joint ventures	10,520	2,868	(23)	13,365
Contributions	28,000	—	3,746	31,746
Distributions	(3,766)	—	—	(3,766)
Foreign currency translation adjustment	—	863	—	863
Other comprehensive loss from joint ventures	(628)	—	—	(628)
Investment in joint ventures as of December 31, 2025	$78,882	$21,645	$3,723	$104,250

As of December 31, 2025 and 2024, the currency translation adjustment balance was $1.4 million and $2.1 million, respectively.

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $7.8 million and $4.8 million during the years ended December 31, 2025 and 2024, respectively, related to the servicing of engines for the WMES lease portfolio. The Company recognized $3.0 million as a financial arrangement fee from WMES for assisting with the setup of their new revolving credit facility.

During 2025, the Company sold four engines and one airframe to WMES for a total of $52.7 million, which resulted in a total gain of $3.7 million for the Company. Additionally, during 2025, the Company sold three engines to WMES for $55.6 million, which resulted in a trading profit of $1.4 million for the Company and is included in Spare parts and equipment sales and Cost of spare parts and equipment sales on the Company’s Consolidated Statements of Income. During 2024, the Company sold four engines to WMES for $50.5 million, which resulted in a net gain of $12.7 million for the Company.

During 2025, the Company purchased one engine from WMES for $7.2 million. During 2024, the Company did not purchase any engines from WMES.

During 2025, the Company sold two engines to CASC Willis for $13.6 million, which resulted in a total gain of $1.5 million for the Company. During 2024, the Company did not sell any engines to CASC Willis.

As of December 31, 2025 and December 31, 2024, the Company subleased one WMES engine to a third party, with WMES as the head lessor. As of December 31, 2025 and 2024, the ROU asset and lease liability balances under the lease were $0.1 million, each, and $1.6 million, each, respectively.

During 2025, the Company paid WMES $1.2 million for fleet management services, which WMES provided through its purchase of BAML.

Unaudited summarized financial information for 100% of WMES is presented in the following tables:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$101,319	$75,551
Expenses	76,658	60,484
WMES net income	$24,661	$15,067

	As of December 31,
	2025	2024
	(in thousands)
Total assets	$644,798	$352,783
Total liabilities	476,200	256,055
Total WMES net equity	$168,598	$96,728

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

The following table presents information about our nonconsolidated VIE in which we hold a variable interest:

	December 31, 2025
	VIE Assets	VIE Liabilities	Maximum Exposure to Loss
	(in thousands)
WGET	$5,321	$2	$3,723

Our maximum exposure to loss is limited to our investment.

In October 2025, WGET entered into a construction loan and an equipment loan with a bank, with the Company and Global Engine Maintenance as limited corporate guarantors in the event of default. Each guarantor is only obligated up to their investment in WGET. The bank will review the release of the limited corporate guarantees upon WGET’s adherence to certain conditions, including successfully demonstrating a minimum of three consecutive years of positive cash flow, no loan covenant violations, and no other events of default.

5. Debt Obligations

Debt obligations consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 2.35% at December 31, 2025, secured by engines, airframes, and loan assets. The facility has a committed amount of $1.0 billion at December 31, 2025, which revolves until the maturity date of October 2029.	$650,000	$693,000
WEST IX Series A 2025 term notes payable at a fixed rate of interest of 5.16%, maturing in December 2050, secured by engines, airframes, and loan assets	337,400	—
WEST IX Series B 2025 term note payable at a fixed rate of interest of 5.70%, maturing in December 2050, secured by engines, airframes, and loan assets	55,500	—
WEST VIII Series A 2025 term notes payable at a fixed rate of interest of 5.58%, maturing in June 2050, secured by engines, airframes, and loan assets	514,720	—
WEST VIII Series B 2025 term note payable at a fixed rate of interest of 6.07%, maturing in June 2050, secured by engines, airframes, and loan assets	70,725	—
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	225,797	356,355
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	225,896	241,065
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	31,360	33,486
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	7,446	9,926
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	210,351	226,572
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	29,303	31,563
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	5,538	8,142
WEST IV Series A 2018 term notes payable at a fixed rate of interest of 4.75%, repaid in 2025	—	199,846
WEST IV Series B 2018 term notes payable at a fixed rate of interest of 5.44%, repaid in 2025	—	27,338
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	142,640	161,308
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	19,152	21,659
Willis Warehouse Facility LLC (“WWFL”) credit facility at a floating rate of interest of one-month term SOFR, plus 2.25% at December 31, 2025 maturing in May 2030, secured by engines, airframes, and loan assets. The WWFL credit facility has a committed amount of $500.0 million at December 31, 2025.	82,655	221,882
Other fixed-rate engine notes (interest between 4.23% and 5.91%, and maturity dates between June 2032 and April 2034)	123,685	60,584
	2,732,168	2,292,726
Less: unamortized debt issuance costs and note discounts	(31,830)	(28,174)
Total debt obligations	$2,700,338	$2,264,552

In 2025, the Company paid off both its WEST IV Series A and Series B 2018 term notes payable, as well as paid down its WEST VII Series A 2023 term notes payable as part of its refinancing and capital restructuring. In addition, there was $3.1 million in loss on debt extinguishment for the year ended December 31, 2025, associated with the refinance of WEST IV and WEST VII notes.

One-month term SOFR was 3.87% and 4.37% as of December 31, 2025 and 2024, respectively.

Certain notes payable totaling $123.7 million as of December 31, 2025 relate to failed sale-leaseback transactions that are secured by engines. The Company has options to repurchase the underlying engines at predetermined amounts ranging from $16.9 million to $19.3 million per engine, between July 2031 and April 2033.

Principal outstanding at December 31, 2025, is expected to be repayable as follows:

Year	(in thousands)
2026	$109,709
2027	213,486
2028	261,610
2029	1,091,316
2030	115,137
Thereafter	940,910
Total	$2,732,168

In December 2025, the Company and its direct, wholly-owned subsidiary WEST IX, closed WEST IX’s offering of $392.9 million in aggregate principal amount of fixed rate notes. The WEST IX Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $337.4 million and the Series B Notes issued in an aggregate principal amount of $55.5 million. The WEST IX Notes are secured by, among other things, WEST IX’s direct and indirect ownership interests in a portfolio of aircraft engines and airframes. The Series A Notes and Series B Notes have a fixed coupon of 5.16% and 5.70%, respectively, an expected maturity of approximately six years and a final maturity of 25 years. The Series A Notes and Series B Notes were issued at a price of 99.99937% and 99.99686% of par, respectively.

In June 2025, the Company and its direct, wholly-owned subsidiary WEST VIII, closed WEST VIII’s offering of $596.0 million in aggregate principal amount of fixed rate notes. The WEST VIII Notes were issued in two series, with the Series A Notes issued in an aggregate principal amount of $524.0 million and the Series B Notes issued in an aggregate principal amount of $72.0 million. The WEST VIII Notes are secured by, among other things, WEST VIII’s direct and indirect ownership interests in a portfolio of aircraft engines and airframes. The Series A Notes and Series B Notes have a fixed coupon of 5.58% and 6.07%, respectively, an expected maturity of approximately six years and a final maturity of 25 years. The Series A Notes and Series B Notes were issued at a price of 99.99721% and 99.99711% of par, respectively.

In October 2024, the Company entered into a new, $1.0 billion, five-year, revolving credit facility (the “Credit Agreement”) with a consortium of lenders, refinancing its $500.0 million credit facility. The purpose of the revolving credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2025 and 2024, $350.0 million and $307.0 million were available under this facility, respectively. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the revolving credit facility. Under the revolving credit facility, some subsidiaries except WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

In May 2024, WWFL entered into a non-recourse, senior secured warehouse credit agreement with the Bank of Utah as security trustee and administrative agent and Bank of America, N.A. as facility agent. The secured credit agreement provides for an initial committed amount of up to $500.0 million. The warehouse credit agreement was amended in July 2025 to among other things, (i) extend the availability period of the commitments to May 2027, (ii) extend the final repayment date to May 2030, (iii) provide more favorable asset advance rates to WWFL, and (iv) reduce fees. The purpose of the senior secured warehouse credit facility is to finance the acquisition of equipment for lease as well as for general working capital purposes, with the amounts drawn under the facility not to exceed that which is allowed under the borrowing base as defined by the credit agreement. As of December 31, 2025 and 2024, $417.3 million and $278.1 million were available under this facility. On a quarterly basis, the interest rate is adjusted based on the Company’s leverage ratio, as calculated under the terms of the senior secured warehouse credit facility. Under the secured warehouse credit facility, some subsidiaries except WEST III, WEST IV, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX jointly and severally guarantee payment and performance of the terms of the loan agreement. The guarantee would be triggered by a default under the agreement.

The assets of WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL are not available to satisfy the Company’s obligations other than the obligations specific to that WEST entity or WWFL. WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL are consolidated for financial statement presentation purposes. WEST III’s, WEST V’s, WEST VI’s, WEST VII’s, WEST VIII’s, WEST IX’s, and WWFL’s abilities to make distributions and pay dividends to the Company are subject to the prior payments of their debt and other obligations and their maintenance of adequate reserves and capital. Under WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL, cash is collected in restricted accounts, which is used to service the debt and any remaining amounts, after debt service and defined expenses, are distributed to the Company. Additionally, a portion of maintenance reserve payments and lease security deposits are formulaically accumulated in restricted accounts and are available to fund future maintenance events and to secure lease payments, respectively. The WEST III, WEST V, WEST VI, WEST VII, WEST VIII, WEST IX, and WWFL indentures require that a minimum threshold of maintenance reserve and security deposit balances be held in restricted cash accounts.

Virtually all of the Company’s debt requires ongoing compliance with certain financial covenants, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at December 31, 2025.

6. Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $732.7 million and $914.9 million of variable rate borrowings at December 31, 2025 and 2024, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of December 31, 2025, the Company had five interest rate swap agreements, with a total notional amount of $334.5 million. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which had remaining terms of one month as of December 31, 2025. During the year ended December 31, 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, two of which were terminated during the year ended December 31, 2025 and one of which had a remaining term of 41 months as of December 31, 2025. During the year ended December 31, 2024, the Company also entered into one fixed-rate interest swap agreement, having a notional amount of $75.0 million. During the year ended December 31, 2025, this fixed-rate interest swap agreement was partially terminated, reducing its notional amount to $34.5 million. It had a remaining term of 41 months as of December 31, 2025. During the year ended 2025, the Company entered into one fixed-rate interest swap agreement, having a notional amount of $50.0 million, and with a remaining term of 46 months as of December 31, 2025. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The following table displays the total notional amount of the Company’s outstanding fixed-rate interest swap agreements:

Derivatives in Cash Flow Hedging Relationships	As of December 31,
	2025	2024
	(in thousands)
Interest rate contracts	$334,500	$425,000

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the year ended December 31, 2025.

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

The following table displays the total pre-tax loss reclassified from accumulated other comprehensive income (“AOCI”) to earnings as a result of the terminations of the interest rate derivative instruments described above, as these forecasted transactions were no longer probable of occurring:

		Derivative Assets
Derivatives in Cash Flow Hedging Relationships		As of December 31,	As of December 31,
	Location of Loss	2025	2024
		(in thousands)
Interest rate contracts	Interest expense	$2,980	$—

The following table displays the total fair value of the Company’s outstanding fixed-rate interest swap agreements in the Condensed Consolidated Balance Sheets:

		Derivative Assets
Derivatives in Cash Flow Hedging Relationships		As of December 31,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Interest rate contracts	Other assets	$399	$10,989

		Derivative Liabilities
Derivatives in Cash Flow Hedging Relationships		As of December 31,	As of December 31,
	Balance Sheet Location	2025	2024
		(in thousands)
Interest rate contracts	Accounts payable and accrued expenses	$286	$—

The Company recorded an adjustment to interest expense of $(5.8) million and $(12.0) million during the years ended December 31, 2025 and 2024, respectively, from derivative investments. As of December 31, 2025, the accumulative derivative gain was $0.1 million, and as of December 31, 2024, the accumulative derivative gain was $11.0 million.

Effect of Derivative Instruments on Earnings in the Consolidated Statements of Income and of Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the years ended December 31, 2025 and 2024:

Derivatives in Cash Flow Hedging Relationships	Amount of Unrealized Loss Recognized in OCI on Derivatives (Effective Portion)
	Year Ended December 31,
	2025	2024
	(in thousands)
Interest rate contracts	$(13,877)	$(5,472)
Total	$(13,877)	$(5,472)

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

7. Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
United States	$145,063	$165,339
Foreign	15,544	(12,694)
Income before income taxes	$160,607	$152,645

The components of income tax expense for the years ended December 31, 2025 and 2024 were as follows:

	Federal	State	Foreign	Total
	(in thousands)
2025
Current	$(92)	$747	$319	$974
Deferred	45,645	230	—	45,875
Total	$45,553	$977	$319	$46,849

2024
Current	$2,331	$2,916	$205	$5,452
Deferred	38,871	(290)	—	38,581
Total	$41,202	$2,626	$205	$44,033

The Company adopted ASU 2023-09 for the year ended December 31, 2025. The following is a reconciliation of the federal income tax expense at the statutory rate of 21% to the effective income tax expense for the year ended December 31, 2025:

	December 31, 2025
(dollars in thousands)	Amount	Rate
Statutory federal income tax expense	$33,728	21.0%
State and local income taxes, net of federal income tax effect (1)	820	0.5%
Foreign tax effects:
United Kingdom:
Statutory tax rate difference between United Kingdom and United States	(731)	(0.4)%
Disposition of property	(9,105)	(5.7)%
Legal and professional	1,614	1.0%
Changes in valuation allowances	3,675	2.3%
Other	812	0.5%
Other foreign jurisdictions	789	0.5%
Effect of cross-border tax laws:
Global Intangible Low-Taxed Income (“GILTI”)	6,872	4.3%
Other	(1,086)	(0.7)%
Nontaxable or nondeductible items:
Nondeductible executive compensation	10,127	6.3%
Restricted stock award shortfall	(1,710)	(1.1)%
Other adjustments	1,044	0.7%
Effective income tax expense	$46,849	29.2%

________________________________________________________

(1) The state and local jurisdiction that contribute to the majority (greater than 50%) of the tax effect in this category is Colorado.

The following is a reconciliation of the federal income tax expense at the statutory rate of 21% to the effective income tax expense, prior to the adoption of ASU 2023-09, for the year ended December 31, 2024:

(in thousands)
Statutory federal income tax expense	$32,055
State taxes, net of federal benefit	2,014
Foreign tax paid	(559)
Foreign jurisdiction rate differential	445
Permanent differences - nondeductible executive compensation	6,553
Permanent differences and other	1,355
Valuation allowance	2,170
Effective income tax expense	$44,033

Permanent differences and other includes Subpart F and GILTI income of $7.2 million from foreign operations and a tax benefit on disposition of the BAML business for $9.1 million for the year ended December 31, 2025. The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Balance as of December 31, 2023	$449
Increases related to current year tax positions	123
Decreases due to tax positions expired	(5)
Balance as of December 31, 2024	567
Increases related to current year tax positions	17
Decreases due to tax positions expired	(2)
Balance as of December 31, 2025	$582

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Unearned lease revenue	$7,193	$8,335
State taxes	152	590
Inventory	3,702	2,770
Reserves and allowances	1,544	4,629
Business interest expense carryforward	27,176	38,205
Other accruals	8,411	7,939
Lease liability	1,042	584
Net operating loss carry forward	52,971	40,906
Charitable contributions	17	—
Total deferred tax assets	102,208	103,958
Less: valuation allowance	(6,708)	(3,137)
Net deferred tax assets	95,500	100,821

Deferred tax liabilities:
Depreciation and impairment on aircraft engines and equipment	(316,305)	(272,492)
Notes receivable	—	(5,181)
Lease liability	(1,052)	(597)
Other deferred tax liabilities	(7,085)	(5,619)
Net deferred tax liabilities	(324,442)	(283,889)

Other comprehensive income deferred tax liability	395	(1,981)

Net deferred tax liabilities	$(228,547)	$(185,049)

The following table summarizes the activity related to the Company’s valuation allowances:

	Year ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of year	$3,137	$978
Additions	4,189	2,172
Deletions	(618)	(13)
Balance at year end	$6,708	$3,137

As of December 31, 2025, the Company had net operating loss carry forwards of approximately $213.7 million for federal tax purposes, $0.6 million (tax effected) for state tax purposes, and $30.2 million for foreign tax purposes. The majority of the federal net operating loss carry forwards were generated in 2020 and can be carried forward indefinitely, and the state net operating loss carry forwards will expire at various times from 2026 to 2044, and the foreign net operating losses can be carried forward indefinitely.

The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards. Current evidence does not suggest that we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense.

There is a $0.3 million valuation allowance for net operating losses in California that expire between 2034 and 2042 and a $0.1 million valuation allowance for net operating losses in Georgia that expire between 2032 and 2042. The Company’s ability to utilize the net operating loss and tax credit carry forwards in the future may be subject to restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law.

In 2025, the Company recognized a $6.3 million valuation allowance for trading losses in the United Kingdom. This represented a net increase of $3.6 million in its United Kingdom valuation allowances, primarily due to increases in the deferred tax assets due to trading income losses.

In 2024, the Company recognized a $2.7 million valuation allowance for trading losses in the United Kingdom. This represented a net increase of $2.2 million in 2024 to the valuation allowance, primarily due to increases in the deferred tax assets due to trading income losses.

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

The amount of cash income taxes paid by the Company was as follows:

As of December 31, 2025
(in thousands)
Federal	$1,240
State and local
Florida	1,767
All other states	261
Foreign	156
Income taxes, net of amounts refunded	$3,424

The amount of cash income taxes paid by the Company during the years ended December 31, 2025 and 2024 was $3.4 million and $7.1 million, respectively.

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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of December 31, 2025 and 2024 was estimated to have a fair value of approximately $138.6 million and $176.7 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company's outstanding balance on its Investments in sales-type leases as of December 31, 2025 and 2024 was estimated to have a fair value of approximately $16.9 million and $21.5 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of December 31, 2025 and 2024 was estimated to have a fair value of approximately $2,419.8 million and $1,928.3 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each year end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of December 31, 2025 and 2024, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of December 31, 2025 was $0.1 million, representing an asset of $0.4 million and a liability of $0.3 million, and reflected within Other assets and Accounts payable and accrued expenses on the Consolidated Balance Sheets, respectively. The net fair value of the interest rate swaps as of December 31, 2024 was $11.0 million, representing an asset and reflected within Other assets on the Consolidated Balance Sheets. The Company recorded an adjustment to interest expense of $(5.8) million and $(12.0) million during the years ended December 31, 2025 and 2024, respectively, from derivative investments.

Goodwill is assessed for impairment annually, at each year end by comparing the fair values of the reporting units to their carrying amounts. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test.

On a quarterly basis, management monitors the lease portfolio for events which may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to part-out or sell an asset, knowledge of specific damage to an asset, or supply/demand events which may impact the Company’s ability to lease an asset in the future. On an annual basis, even absent any such ‘triggering event’, the Company evaluates the carrying value of the assets in our lease portfolio to determine if any impairment exists.

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g., an offer to purchase), estimated future cash flows, changes in market conditions, and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company uses Level 2 inputs to measure write-downs of equipment held for lease and equipment held for sale.

	Write-down of Equipment
	Year Ended December 31,
	2025	2024
	(in thousands)
Equipment held for lease	$32,722	$11,057
Equipment held for sale	225	171
Total	$32,947	$11,228

Write-downs of equipment to their estimated fair values totaled $32.9 million for the year ended December 31, 2025, primarily reflecting an adjustment of the carrying value of 28 engines. As of December 31, 2025, included within equipment held for lease and equipment held for sale was $78.2 million in remaining book value of 29 assets which were previously written down.

Write-downs of equipment to their estimated fair values totaled $11.2 million for the year ended December 31, 2024, primarily reflecting an adjustment of the carrying value of one airframe and 11 engines. As of December 31, 2024, included within equipment held for lease and equipment held for sale was $50.8 million in remaining book value of 16 assets which were previously written down.

9. Earnings Per Share

Basic earnings per common share is computed by dividing net income, less preferred stock dividends and accretion of preferred stock issuance costs, by the weighted average number of common shares outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the vesting of restricted stock awards and non-qualified stock options using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is anti-dilutive. Additionally, redeemable preferred stock is not convertible and does not affect dilutive shares.

There were approximately 220,000 and 900 anti-dilutive weighted shares excluded in the computations of diluted weighted average earnings per common share for the years ended December 31, 2025 and December 31, 2024, respectively.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Net income attributable to common shareholders	$108,066	$104,378

Basic weighted average common shares outstanding	6,754	6,536
Potentially dilutive common shares	266	268
Diluted weighted average common shares outstanding	7,020	6,804

Basic weighted average earnings per common share	$16.00	$15.97
Diluted weighted average earnings per common share	$15.39	$15.34

10. Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. As of December 31, 2025, the Company had $961.4 million in purchase commitments of equipment that are expected to be satisfied within five fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or cancellations would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, we entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. As part of the purchase, we have committed to certain future overhaul and maintenance services which are anticipated to range between $106.6 million and $131.9 million by 2030.

11. Equity

Common Stock Repurchase

In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. During 2025 and 2024, no shares were repurchased under the plan. At December 31, 2025, approximately $39.6 million was available to purchase shares under the plan.

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

Dividends: Prior to the Stock Purchase Agreement, the Company’s Series A-1 Preferred Stock accrued quarterly dividends at the rate per annum of 8.5% per share and the Series A-2 Preferred Stock accrued quarterly dividends at the rate per annum of 6.5% per share. During the years ended December 31, 2025 and 2024, the Company paid total preferred stock dividends of $5.7 million and $3.5 million, respectively. As of December 31, 2025, the Company had approximately $1.1 million in preferred stock dividends accrued but not paid, or approximately $0.35 per share of the Series A Preferred Stock.

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

12. Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
2023 Incentive Stock Plan	$44,424	$29,105
Employee Stock Purchase Plan	142	142
Total stock compensation expense	44,566	29,247
Income tax benefit related to stock compensation expense	14,942	13,288
Total stock compensation expense, net of tax	$29,624	$15,959

The significant stock compensation plans are described below.

The 2023 Incentive Stock Plan (the “2023 Plan”) amended and restated the prior 2021 Incentive Stock Plan. The 2023 Plan authorized 1,750,000 shares for issuance, plus the number of shares remaining for issuance under the prior stock plan and any future forfeited awards under the prior plan. Stock-based compensation is primarily in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and three years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. As it relates to performance-based awards, accrual of compensation expense is based on the probable outcome of the performance condition. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant-date fair value of the award tranche that is actually vested at that date.

In November 2025, the Compensation Committee of the Board of Directions approved the grant of a non-qualified stock option to our Executive Chairman, to purchase up to 300,000 shares of the Company’s common stock. The option award vests in four equal annual installments and has a six-year term. The expense associated with this option is recognized on a straight-line basis over the vesting period.

As of December 31, 2025, the Company had granted 2,965,206 shares under the 2023 Plan, which included the 300,000 non-qualified stock option, and has 684,254 shares available for future issuance.

The fair value of the RSAs equaled the stock price at the grant date.

The fair value of the non-qualified stock option was determined under the Black-Scholes model with the following assumptions: (a) an expected term of 4.25 years, (b) an expected share price volatility of 39.67%, (c) an expected dividend yield of 1.32%, and (d) a risk-free interest rate for the expected term of the option of 3.63%. The expected term represents the estimated period of time until exercise and is based on the contractual term and vesting period of the non-qualified stock option. The expected share price volatility is based on the historical volatility of the Company’s common stock. The dividend yield is based on anticipated cash dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term.

The following table summarizes restricted stock activity under the 2023 Plan for the years ended December 31, 2025 and 2024:

	Number Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	465,856	$49.95
Shares granted	460,454	56.11
Shares forfeited	(3,916)	63.40
Shares vested	(352,969)	58.19
Balance as of December 31, 2024	569,425	$49.73
Shares granted	610,519	172.43
Shares forfeited	(12,653)	166.13
Shares vested	(331,398)	58.66
Balance as of December 31, 2025	835,893	$134.07

The weighted average grant date exercise price of the non-qualified stock option was $126.55.

At December 31, 2025, the stock compensation expense related to RSAs that will be recognized over the average remaining vesting period of approximately 1.4 years totaled $68.7 million. At December 31, 2025, the intrinsic value of the unvested RSAs was $113.4 million.

At December 31, 2025, the stock compensation expense related to the non-qualified stock option that will be recognized over the average remaining vesting period of approximately 3.9 years totaled $11.2 million. At December 31, 2025, the intrinsic value of the non-qualified stock option was $2.7 million.

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 10, 2021, 425,000 shares of common stock have been reserved for issuance. Full-time employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. Participants may purchase no more than 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. In 2025 and 2024, 3,194 and 9,843 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon employee stock purchase.

13. Employee 401(k) Plan

The Company adopted The Willis 401(k) Plan (the “401(k) Plan”) effective as of January 1997. The 401(k) Plan provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a contributory plan available to all full-time and part-time employees in the U.S. In 2025, employees who participated in the 401(k) Plan could elect to defer and contribute to the 401(k) Plan up to 75% of pretax salary or wages up to $23,500 (or $31,000 for employees at least 50 years of age). The Company matches 50% of employee contributions and was capped at $11,750 per employee (or $15,500 for employees at least 50 years of age) in 2025. The Company match totaled $1.3 million and $1.0 million during the years ended December 31, 2025 and 2024, respectively.

14. Related Party Transactions

Joint Ventures

In May 2025, WAML, a wholly-owned subsidiary of the Company entered into a SPA, by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of BAML, a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

“Other revenue” on the Consolidated Statements of Income includes management fees earned of $7.8 million and $4.8 million during the year ended December 31, 2025 and 2024, respectively, related to the servicing of engines for the WMES lease portfolio. The Company recognized $3.0 million as a financial arrangement fee from WMES for assisting with the setup of their new revolving credit facility.

During 2025, the Company sold four engines and one airframe to WMES for a total of $52.7 million, which resulted in a total gain of $3.7 million for the Company. Additionally, during 2025, the Company sold three engines to WMES for $55.6 million, which resulted in a trading profit of $1.4 million for the Company and is included in Spare parts and equipment sales and Cost of spare parts and equipment sales on the Company’s Consolidated Statements of Income. During 2024, the Company sold four engines to WMES for $50.5 million, which resulted in a net gain of $12.7 million for the Company.

During 2025, the Company purchased one engine from WMES for $7.2 million. During 2024, the Company did not purchase any engines from WMES.

During 2025, the Company sold two engines to CASC Willis for $13.6 million, which resulted in a total gain of $1.5 million for the Company. During 2024, the Company did not sell any engines to CASC Willis.

As of December 31, 2025 and December 31, 2024, the Company subleased one WMES engine to a third party, with WMES as the head lessor. As of December 31, 2025 and 2024, the ROU asset and lease liability balances under the lease were $0.1 million, each, and $1.6 million, each, respectively.

During 2025, the Company paid WMES $1.2 million for fleet management services, which WMES provided through its purchase of BAML.

Other

During 2025 and 2024, the Company paid approximately $0.1 million, each, to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

During 2025, in a transaction approved by a Special Committee of the Board’s Independent Directors, the Company purchased 30,000 shares of common stock directly from our Executive Chairman. The purchase price was $126.2782 per share, a 2% discount to the volume weighted average price on December 4, 2025.

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

The following tables present a summary of the reportable segments (in thousands):

For the year ended December 31, 2025	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$291,633	$—	$—	$291,633
Maintenance reserve revenue	231,980	—	—	231,980
Spare parts and equipment sales	58,060	57,504	(20,081)	95,483
Interest revenue	14,093	—	—	14,093
Gain on sale of leased equipment	54,025	—	—	54,025
Gain on sale of financial assets	378	—	—	378
Maintenance services revenue	25,492	—	—	25,492
Other revenue	17,012	432	(287)	17,157
Total revenue	692,673	57,936	(20,368)	730,241

Expenses:
Depreciation and amortization expense	111,503	50	—	111,553
Cost of spare parts and equipment sales	55,748	56,122	(19,599)	92,271
Cost of maintenance services	28,314	—	(396)	27,918
Write-down of equipment	32,947	—	—	32,947
General and administrative	188,559	6,176	—	194,735
Technical expense	31,470	—	(86)	31,384
Net finance costs:
Interest expense	132,060	—	—	132,060
Loss on debt extinguishment	3,081	—	—	3,081
Total net finance costs	135,141	—	—	135,141
Total expenses	583,682	62,348	(20,081)	625,949
Income (loss) from operations	$108,991	$(4,412)	$(287)	$104,292

For the year ended December 31, 2024	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$238,236	$—	$—	$238,236
Maintenance reserve revenue	213,908	—	—	213,908
Spare parts and equipment sales	1,640	46,268	(20,809)	27,099
Interest revenue	11,683	—	—	11,683
Gain on sale of leased equipment	45,063	—	—	45,063
Maintenance services revenue	24,158	—	—	24,158
Other revenue	8,412	890	(226)	9,076
Total revenue	543,100	47,158	(21,035)	569,223

Expenses:
Depreciation and amortization expense	92,386	74	—	92,460
Cost of spare parts and equipment sales	197	43,192	(20,537)	22,852
Cost of maintenance services	24,631	—	(161)	24,470
Write-down of equipment	11,228	—	—	11,228
General and administrative	141,199	5,558	—	146,757
Technical expense	22,405	—	(111)	22,294
Net finance costs:
Interest expense	104,764	—	—	104,764
Total net finance costs	104,764	—	—	104,764
Total expenses	396,810	48,824	(20,809)	424,825
Income (loss) from operations	$146,290	$(1,666)	$(226)	$144,398

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of December 31, 2025	$3,873,077	$63,238	$—	$3,936,315
Total assets as of December 31, 2024	$3,219,856	$77,340	$—	$3,297,196

16. Subsequent Events
In January 2026, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share on the Company’s outstanding common stock. The dividend was paid on February 20, 2026 to stockholders of record at the close of business on February 11, 2026.
In February 2026, the Company entered into Amendment No. 2 to the Credit Agreement (the “Amendment”). The Amendment among other things, excludes certain amounts from inclusion in “Total Debt” (as defined in the Credit Agreement) that is used for purposes of calculating the “Maximum Leverage Ratio” (as defined in the Credit Agreement).

WILLIS LEASE FINANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net Deductions	Balance at End of Period
Year Ended December 31, 2024
Accounts receivable, allowance for doubtful accounts and credit losses	$2,311	$(907)	$(88)	$1,316
Notes receivable, allowance for credit losses	$69	$178	$—	$247
Investments in sales-type leases, allowance for credit losses	$9	$13	$—	$22
Deferred tax valuation allowance	$978	$2,172	$(13)	$3,137
Year Ended December 31, 2025
Accounts receivable, allowance for doubtful accounts and credit losses	$1,316	$(432)	$(16)	$868
Notes receivable, allowance for credit losses	$247	$(107)	$—	$140
Investments in sales-type leases, allowance for credit losses	$22	$(5)	$—	$17
Deferred tax valuation allowance	$3,137	$4,189	$(618)	$6,708

Deductions in allowance for doubtful accounts and credit losses represent uncollectible accounts written off, net of recoveries.