Form 10-K/A
period 2025-12-31
WILLIS LEASE FINANCE CORP
filed 2026-03-30
CIK 1018164

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

Explanatory Note
Willis Lease Finance Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 10, 2026, to include the interactive data files formatted in Inline XBRL (eXtensible Business Reporting Language) required by Item 601(b)(101) of Regulation S-K and Item 405 of Regulation S-T, which were inadvertently omitted from the Original Filing.

No other changes have been made to the Original Filing. This Amendment does not amend, update, or restate any other information contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to the Report to be signed on its behalf by the undersigned, duly authorized officers and directors.

Dated:	March 30, 2026

Willis Lease Finance Corporation

		By:	/s/ AUSTIN C. WILLIS
Austin C. Willis
Chief Executive Officer and Director

Dated:	Title	Signature

Date: March 30, 2026	Chief Executive Officer and Director	/s/ AUSTIN C. WILLIS
	(Principal Executive Officer)	Austin C. Willis

Date: March 30, 2026	Chief Financial Officer	/s/ SCOTT B. FLAHERTY
	(Principal Financial and Accounting Officer)	Scott B. Flaherty

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