Form 10-Q
period 2026-03-31
WILLIS LEASE FINANCE CORP
filed 2026-05-05
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 1, 2026 was 7,043,713.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs on the Company’s business, operating results and financial condition, and the execution of our quarterly dividend and stock repurchase program. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in or projected by forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” “forecast” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026, as amended by our Amendment to the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (together, the “2025 Form 10-K”), this quarterly report on Form 10-Q for the three months ended March 31, 2026, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$24,554	$16,441
Restricted cash	196,023	530,500
Equipment held for operating lease, less accumulated depreciation of $649,061 and $640,495 at March 31, 2026 and December 31, 2025, respectively	2,760,517	2,801,683
Maintenance rights	30,576	30,632
Equipment held for sale	14,764	20,509
Receivables, net of allowances of $1,120 and $868 at March 31, 2026 and December 31, 2025, respectively	38,886	35,717
Spare parts inventory	56,321	56,577
Investments	128,996	104,250
Property, equipment & furnishings, less accumulated depreciation of $29,421 and $27,869 at March 31, 2026 and December 31, 2025, respectively	75,767	73,835
Intangible assets, net	271	271
Notes receivable, net of allowances of $77 and $140 at March 31, 2026 and December 31, 2025, respectively	65,551	139,945
Investments in sales-type leases, net of allowances of $9 and $17 at March 31, 2026 and December 31, 2025, respectively	344	16,595
Due from affiliates	229	—
Other assets	113,386	109,360
Total assets (1)	$3,506,185	$3,936,315

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$72,636	$105,706
Deferred income taxes	240,112	228,547
Debt obligations	2,253,705	2,700,338
Maintenance reserves	124,562	116,185
Security deposits	24,398	24,651
Unearned revenue	32,928	35,350
Total liabilities (2)	2,748,341	3,210,777

Redeemable preferred stock ($0.01 par value, 5,000 shares authorized; 3,250 shares issued at March 31, 2026 and December 31, 2025, respectively)	63,470	63,401

Shareholders’ equity:
Common stock ($0.01 par value, 20,000 shares authorized; 7,744 and 7,620 shares issued at March 31, 2026 and December 31, 2025, respectively)	77	76
Paid-in capital in excess of par	83,751	72,663
Retained earnings	611,333	590,785
Accumulated other comprehensive loss, net of income tax benefit of $224 and $395 at March 31, 2026 and December 31, 2025, respectively	(787)	(1,387)

Total shareholders’ equity	694,374	662,137
Total liabilities, redeemable preferred stock and equity	$3,506,185	$3,936,315
_____________________________
(1)Total assets at March 31, 2026 and December 31, 2025, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $196,023 and $530,500; Equipment $1,848,555 and $1,892,356; Maintenance rights $19,447 and $19,502; Notes receivable $65,171 and $139,538; Investments in sales-type leases $0 and $15,774; and Other assets $15,265 and $9,759 (each respectively).
(2)Total liabilities at March 31, 2026 and December 31, 2025, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,674,900 and $1,933,119, respectively. Further, refer to Note 6 of the Condensed Consolidated Financial Statements for details of the Company’s commitments and contingencies.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
REVENUE
Lease rent revenue	$77,385	$67,739
Maintenance reserve revenue	55,512	54,859
Spare parts and equipment sales	21,687	18,240
Interest revenue	2,788	3,934
Gain on sale of leased equipment	17,959	4,437
Gain on sale of financial assets	438	378
Maintenance services revenue	9,769	5,586
Management and advisory fees	7,895	1,963
Other revenue	913	596
Total revenue	194,346	157,732

EXPENSES
Depreciation and amortization expense	30,178	25,024
Cost of spare parts and equipment sales	14,417	15,323
Cost of maintenance services	8,860	5,329
Write-down of equipment	1,149	2,109
General and administrative	56,604	47,720
Technical expense	9,688	6,230
Net finance costs:
Interest expense	32,633	32,094
Loss on debt extinguishment	7,027	—
Total net finance costs	39,660	32,094
Total expenses	160,556	133,829

Income from operations	33,790	23,903
Income from investments	3,048	1,351
Income before income taxes	36,838	25,254
Income tax expense	11,755	8,385
Net income	25,083	16,869
Preferred stock dividends	1,353	1,323
Accretion of preferred stock issuance costs	69	70
Net income attributable to common shareholders	$23,661	$15,476

Basic weighted average income per common share	$3.49	$2.34
Diluted weighted average income per common share	$3.26	$2.21

Basic weighted average common shares outstanding	6,778	6,606
Diluted weighted average common shares outstanding	7,252	7,000
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net income	$25,083	$16,869
Other comprehensive income (loss):
Currency translation adjustment	422	5
Unrealized gain (loss) on derivative instruments	926	(5,431)
Reclassification of gain on derivative instruments to interest expense	(701)	—
Unrealized gain (loss) on derivative instruments at joint venture	124	(411)
Net gain (loss) recognized in other comprehensive income	771	(5,837)
Tax expense (benefit) related to items of other comprehensive income	171	(1,302)
Other comprehensive income (loss)	600	(4,535)
Total comprehensive income	$25,683	$12,334

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity
Three months ended March 31, 2026 and 2025
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	3,250	$63,401	7,620	$76	$72,663	$590,785	$(1,387)	$662,137
Net income	—	—	—	—	—	25,083	—	25,083
Net unrealized gain from currency translation adjustment, net of tax expense of $93	—	—		—	—	—	329	329
Net unrealized gain from derivative instruments, net of tax expense of $233	—	—	—	—	—	—	817	817
Net realized gain from derivative instruments, net of tax expense of $155	—	—	—	—	—	—	(546)	(546)
Shares issued under stock compensation plans	—	—	176	2	219	—	—	221
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(52)	(1)	(2,883)	—	—	(2,884)
Stock-based compensation expense, net of forfeitures	—	—	—	—	13,752	—	—	13,752
Accretion of preferred shares issuance costs	—	69	—	—	—	(69)	—	(69)
Common stock cash dividends paid ($0.40 per share)	—	—	—	—	—	(3,113)	—	(3,113)
Preferred stock dividends ($0.42 per share)	—	—	—	—	—	(1,353)	—	(1,353)
Balances at March 31, 2026	3,250	$63,470	7,744	$77	$83,751	$611,333	$(787)	$694,374

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	3,250	$63,122	7,173	$72	$50,928	$491,439	$6,899	$549,338
Net income	—	—	—	—	—	16,869	—	16,869
Net unrealized gain from currency translation adjustment, net of tax expense of $1	—	—	—	—	—	—	4	4
Net unrealized loss from derivative instruments, net of tax benefit of $1,303	—	—	—	—	—	—	(4,539)	(4,539)
Shares issued under stock compensation plans	—	—	200	2	132	—	—	134
Stock-based compensation expense, net of forfeitures	—	—	—	—	6,907	—	—	6,907
Accretion of preferred shares issuance costs	—	70	—	—	—	(70)	—	(70)
Common stock cash dividends paid ($0.25 per share)	—	—	—	—	—	(1,832)	—	(1,832)
Preferred stock dividends ($0.41 per share)	—	—	—	—	—	(1,323)	—	(1,323)
Balances at March 31, 2025	3,250	$63,192	7,373	$74	$57,967	$505,083	$2,364	$565,488

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$25,083	$16,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,178	25,024
Gain on sale of leased equipment	(17,959)	(4,437)
Stock-based compensation expense	13,752	6,907
Loss on debt extinguishment	7,027	—
Accretion of deferred costs and note discounts	3,117	2,499
Income from investments	(3,048)	(1,351)
Write-down of equipment	1,149	2,109
Payments received on sales-type leases	811	4,717
Gain on derivative instruments	(701)	—
Gain on sale of financial assets	(438)	(378)
Allowances and provisions	182	(13)
Gain on disposal of property, equipment and furnishings	(2)	—
Amortization of contract asset	—	917
Deferred income taxes	11,394	7,551
Changes in assets and liabilities:
Receivables	(3,420)	(3,211)
Inventory	3,932	4,970
Other assets	6,146	(3,878)
Due from affiliates	(229)	—
Accounts payable and accrued expenses	(27,050)	(23,901)
Maintenance reserves	9,417	6,391
Security deposits	(253)	166
Unearned revenue	(2,411)	62
Net cash provided by operating activities	56,677	41,013

Cash flows from investing activities:
Proceeds from sale of notes receivable (net of selling expenses)	71,591	—
Proceeds from sale of equipment (net of selling expenses)	71,412	47,736
Purchase of equipment held for operating lease and for sale	(57,153)	(29,327)
Purchase of investments and contributions to joint ventures	(21,152)	(1,595)
Proceeds from sale of investments in sales-type leases (net of selling expenses)	15,513	—
Purchase of property, equipment and furnishings	(3,540)	(7,478)
Payments received on notes receivable	3,238	4,353
Net cash provided by investing activities	79,909	13,689

Cash flows from financing activities:
Principal payments on debt obligations	(577,384)	(169,422)
Proceeds from debt obligations	127,000	135,042
Debt issuance costs	(4,538)	(398)
Common stock cash dividends paid	(3,113)	(1,832)
Cancellation of restricted stock units in satisfaction of withholding tax	(2,884)	—
Preferred stock dividends	(1,368)	(1,635)
Debt extinguishment payments	(884)	—
Proceeds from shares issued under stock compensation plans	221	134
Net cash used in financing activities	(462,950)	(38,111)

(Decrease) increase in cash, cash equivalents and restricted cash	(326,364)	16,591
Cash, cash equivalents and restricted cash at beginning of period	546,941	132,502
Cash, cash equivalents and restricted cash at end of period	$220,577	$149,093

Supplemental disclosures of cash flow information:
Net cash paid for (refunded):

Interest	$35,576	$31,096
Income Taxes	$(1,109)	$(28)

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Spare parts inventory	$371	$138
Transfers from Equipment held for operating lease to Equipment held for sale	$364	$15,975
Accretion of preferred stock issuance costs	$69	$70

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s 2025 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2026.

In March 2026, the Company commenced operations as general partner of an investment fund partnership. The Company accounts for its investment in the fund under the equity method of accounting and recognizes management and advisory fees in accordance with its existing revenue recognition policies.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2025 Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2025 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Income, Statements of Comprehensive Income, Statements of Redeemable Preferred Stock and Shareholders’ Equity, and Statements of Cash Flows for such interim periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported total revenue, income from operations, or net income. The following is a summary of the changes to the presentation in the Condensed Consolidated Statements of Income for the three months ended March 31, 2025:

•Management and advisory fees primarily consist of fees earned from the Company’s investment fund partnerships in its role as general partner and fees related to servicing the Willis Mitsui & Company Engine Support Limited (“WMES”) and third-party lease portfolios, including ongoing management and transactional services such as marketing and procurement. In prior periods, servicing fees were included in “Other revenue.” For the three months ended March 31, 2025, $2.0 million was reclassified to “Management and advisory fees,” with a corresponding decrease to “Other revenue.”

In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. In preparing these Unaudited Condensed Consolidated Financial Statements, management has made its best estimates and judgments of certain amounts included therein, giving due consideration to materiality. These estimates and judgments are based on historical experience and other assumptions that management believes are reasonable and take into account the economic implications of factors such as changes in interest rates, inflation, and new or increased tariffs on the Company’s critical and significant accounting estimates.

The application of these accounting policies requires the use of judgment and assumptions regarding matters that are inherently uncertain; accordingly, actual results may differ materially from those estimates. Significant estimates reflected in the accompanying Unaudited Condensed Consolidated Financial Statements include, among others, those related to intangible assets, long-lived assets, equipment held for sale, allowances for doubtful accounts and credit losses, inventory, deferred in-substance fixed payment use fees included in “Unearned revenue” on the Condensed Consolidated Balance Sheets, the Company’s share of earnings or losses from equity method investments based on net asset value, which reflects changes in the fair value of the underlying investments, and income taxes.

Given the uncertainty surrounding future changes in interest rates, inflation, potential new or increased tariffs, and broader macroeconomic and geopolitical conditions, the Company will continue to evaluate the nature and extent of such impacts on its business, results of operations, and financial condition.

(b) Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, as well as VIEs, for which the Company is the primary beneficiary, in accordance with consolidation guidance. The Company evaluates all entities in which it has an economic interest to determine whether such entities are VIEs or voting interest entities (“VOEs”).

For entities determined to be VIEs, the Company consolidates the entity if it has a controlling financial interest, defined as the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. For entities determined to be VOEs, the Company consolidates the entity when it has a controlling financial interest, generally evidenced by ownership of a majority of the voting interests. Intercompany transactions and balances have been eliminated in consolidation.

(c)   Risks and Uncertainties

The Company continues to monitor global macroeconomic and geopolitical conditions, including changes in interest rates, inflation, tariffs, ongoing conflicts, and the price of jet fuel, which may contribute to market volatility and potential disruptions to global aviation operations.

The duration and scope of these conflicts, including the potential for further regional escalation, remain uncertain and could adversely affect the global economy, financial markets, and our customers, which in turn could impact the Company. The ultimate extent of any such impacts will depend on future developments that are highly uncertain and not reasonably estimable at this time, and such impacts could persist for an extended period.

Other than what has been reflected in the Unaudited Condensed Consolidated Financial Statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the Unaudited Condensed Consolidated Financial Statements.

(d)   Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted by the Company

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The ASU provides public entities with a practical expedient when estimating expected credit losses for accounts receivable and contract assets. The practical expedient assumes that current conditions of the balance sheet do not change for the remaining life of the asset. The Company adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities.” The ASU provides guidance on the recognition, measurement, presentation, and disclosure of government grants. The ASU is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting this new pronouncement.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The amendments in this ASU are effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this new pronouncement.

(e)   Government Grant Income

Historically, there was no specific guidance in GAAP that addresses the recognition and measurement of government assistance received by a business entity. In the absence of authoritative GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) was the most appropriate. Under IAS 20, grant income is recognized to the extent that there is reasonable assurance that the Company will comply with the conditions attached to the grant, and the grant will be received.

During the three months ended March 31, 2026, the Company received approximately $1.0 million in government grant proceeds related to its hangar construction project at Teesside International Airport. The Company was awarded the grant in May 2025, the primary intent of which is job creation. As of March 31, 2026, all proceeds received in the quarter were recorded as a liability in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets, as the associated conditions for recognition had not yet been met. During the year ended December 31, 2025, the Company received approximately $1.7 million in grant proceeds related to the same project. As of March 31, 2026, approximately $1.5 million of such proceeds remained recorded as a liability for the same reason. These amounts will be recognized as a reduction of personnel expenses within “General and administrative expenses” as qualifying jobs are created.
2. Equipment Held for Operating Lease and Notes Receivable
As of March 31, 2026, the Company had $2,760.5 million of equipment held in our operating lease portfolio, $65.6 million of notes receivable, $30.6 million of maintenance rights, and $0.3 million of investments in sales-type leases, which represented 342 engines, 20 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2025, the Company had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases, which represented 363 engines, 20 aircraft, one marine vessel and other leased parts and equipment.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	March 31, 2026			December 31, 2025
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$3,169,248	$(611,096)	$2,558,152	$3,201,320	$(606,240)	$2,595,080
Aircraft and airframes	225,466	(32,811)	192,655	225,994	(29,327)	196,667
Marine vessel	14,864	(5,154)	9,710	14,864	(4,928)	9,936
	$3,409,578	$(649,061)	$2,760,517	$3,442,178	$(640,495)	$2,801,683
Notes Receivable and Investments in Sales-Type Leases
During the three months ended March 31, 2026 and 2025, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $2.8 million and $3.9 million, respectively. During the three months ended March 31, 2026, certain of these assets were sold to the Company’s unconsolidated investment fund partnership, for which the Company recognizes its share of earnings under the equity method. The effective interest rates on the Company’s notes receivable and investments in sales-type leases ranged from 8.2% to 12.2% as of March 31, 2026 and 6.0% to 12.2% as of March 31, 2025.
3.  Investments

Joint Ventures

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to form a joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”), a Dublin-based Irish limited company that acquires and leases jet engines. Each partner holds a 50% interest, and the Company uses the equity method in recording investment activity. As of March 31, 2026, WMES owned a lease portfolio of 73 engines and one aircraft, and other parts and equipment with a net book value of $655.6 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to form a joint venture, CASC Willis Lease Company Limited (“CASC Willis”), a Shanghai-based Chinese limited company that acquires and leases jet engines to Chinese airlines. Each partner holds a 50% interest, and the Company uses the equity method in recording investment activity. As of March 31, 2026, CASC Willis owned a lease portfolio of six engines with a net book value of $50.9 million.
In March 2025, the Company entered into an agreement with independent MRO (Maintenance, Repair and Overhaul) provider, Global Engine Maintenance, to form Willis Global Engine Testing (“WGET”), a joint venture established to develop an engine test facility in West Palm Beach, Florida. The Company has a 70% membership interest in WGET; however, WGET is a VIE for which the Company is not the primary beneficiary, as decision-making authority over the activities that most significantly impact economic performance is shared between the partners. Accordingly, WGET is not consolidated, and the Company uses the equity method in recording investment activity. The Company’s maximum exposure to loss is limited to its investment of $3.9 million. In 2025, WGET entered into a contract for the design of the engine test facility. The Company anticipates its portion of the remaining committed amount, which will be funded through future contributions, to be approximately $30.6 million.

The following table presents a roll forward of the Company’s investments in joint ventures:

(in thousands)
Investments in joint ventures as of December 31, 2025	$104,250
Income from joint ventures	3,292
Foreign currency translation adjustment	422
Other comprehensive gain from joint ventures	124
Contributions	19,582
Investments in joint ventures as of March 31, 2026	$127,670

As of March 31, 2026 and as of December 31, 2025, the currency translation adjustment balance was $1.1 million and $1.4 million, respectively.

“Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $1.8 million and $1.2 million during the three months ended March 31, 2026 and 2025, respectively, related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2026, the Company sold five engines to WMES for a total of $55.3 million, which resulted in a total gain of $15.3 million for the Company. During the three months ended March 31, 2025, the Company sold three engines and one airframe to WMES for $32.2 million, which resulted in a total gain of $1.6 million for the Company.

During the three months ended March 31, 2026 and March 31, 2025, the Company did not purchase any engines from WMES.

During the three months ended March 31, 2026 and March 31, 2025, the Company did not purchase or sell any engines to CASC Willis.

The Company subleased two WMES engines to a third party, with WMES as head lessor. During the three months ended March 31, 2026, one lease was renewed for a noncancellable three-month term and the other continued on a month-to-month basis. Lease expense for the head lease, recorded in “Technical expense,” was $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company paid WMES $0.7 million for fleet management services.

Investment Fund Partnerships

In December 2025, the Company entered into investment fund partnerships with Liberty Mutual Investments (“LMI”) and Blackstone Credit & Insurance (“BXCI”) (together, the “Funds”), referred to as the LMI Fund and the BXCI Fund, respectively. The LMI Fund is expected to invest up to $600 million in loan and loan-like aircraft engine financings and is supported by a warehouse debt facility, while the BXCI Fund is expected to deploy over $1 billion in assets similar to our lease portfolio, including current and next-generation aircraft engines.

The Company holds a general partnership interest in each Fund but is not the majority owner. The Company holds ownership interests of 10.0% and 17.5% in the LMI Fund and the BXCI Fund, respectively. The limited partners retain substantive kick-out rights, including the ability to liquidate the Funds by simple majority vote. Accordingly, under ASC 810, Consolidation, each Fund is a voting interest entity that the Company does not consolidate, and the Company accounts for its investments under the equity method.

The LMI Fund commenced operations in March 2026. The BXCI Fund had not commenced operations as of March 31, 2026.

The following table presents a roll forward of the Company’s investments in funds:

(in thousands)
Investments in funds as of December 31, 2025	$—
Investment income	(244)
Contributions	1,570
Investments in funds as of March 31, 2026	$1,326

During the three months ended March 31, 2026, the Company sold 11 notes receivable and investments in sales-type leases to the LMI Fund, for a total of $87.2 million, which resulted in a total gain of $0.4 million for the Company.

The Company, as general partner of the Funds, may earn management and advisory fees and expense reimbursements. For the three months ended March 31, 2026, management and advisory fee income was $4.9 million and included in “Management and advisory fees” in the Company’s Condensed Consolidated Statements of Income. These fees primarily represented reimbursement of in-period expenses paid by the Company on behalf of the Funds. For the three months ended March 31, 2026, there was $0.2 million in amounts due from the Funds and included in “Due from affiliates” in the Company’s Condensed Consolidated Balance Sheets. There were no amounts due to the Funds.

In connection with the Funds, the Company’s maximum exposure to loss consists of the Company’s investment of $1.3 million and unfunded capital commitments of $43.4 million. A portion of the Company’s capital commitments is expected to be funded by certain executives and employees through participation arrangements with the Company totaling $10.0 million; however, the Company remains the primary obligor for the full amount of its commitment.

4.  Debt Obligations

Debt obligations consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 2.35% at March 31, 2026, secured by engines, airframes, and loan assets. The credit facility has a committed amount of $1.75 billion at March 31, 2026, which revolves until the maturity date of April 2031.	$421,000	$650,000
WEST IX Series A 2025 term notes payable at a fixed rate of interest of 5.16%, maturing in December 2050, secured by engines, airframes, and loan assets	333,561	337,400
WEST IX Series B 2025 term note payable at a fixed rate of interest of 5.70%, maturing in December 2050, secured by engines, airframes, and loan assets	54,869	55,500
WEST VIII Series A 2025 term notes payable at a fixed rate of interest of 5.58%, maturing in June 2050, secured by engines, airframes, and loan assets	509,988	514,720
WEST VIII Series B 2025 term note payable at a fixed rate of interest of 6.07%, maturing in June 2050, secured by engines, airframes, and loan assets	70,075	70,725
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	127,149	225,797
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	223,366	225,896
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	31,009	31,360
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	6,889	7,446
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	207,175	210,351
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	28,861	29,303
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	4,918	5,538
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	83,483	142,640
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	11,295	19,152
Willis Warehouse Facility LLC (“WWFL”) credit facility was terminated during the three months ended March 31, 2026	—	82,655
Other fixed-rate engine notes (interest between 4.23% and 5.91%, and maturity dates between March 2032 and April 2034)	168,146	123,685
	2,281,784	2,732,168
Less: unamortized debt issuance costs and note discounts	(28,079)	(31,830)
Total debt obligations	$2,253,705	$2,700,338

One-month term SOFR was 3.68% and 3.87% as of March 31, 2026 and December 31, 2025, respectively.

Certain notes payable totaling $168.1 million as of March 31, 2026 relate to failed sale-leaseback transactions secured by eight engines. During the three months ended March 31, 2026, the Company entered into two such transactions totaling $45.0 million. The Company has options to repurchase the underlying engines at predetermined prices ranging from $14.7 million to $19.3 million per engine, exercisable between July 2031 and March 2034.

In March 2026, the Company terminated its WWFL credit facility as well as amended and extended its existing revolving credit facility (Amendment No. 3), increasing total commitments from $1.0 billion to $1.75 billion and extending the maturity to April 2031.

In February 2026, the Company entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 among other things, excludes certain amounts from inclusion in “Total Debt” (as defined in the Credit Agreement) that is used for purposes of calculating the “Maximum Leverage Ratio” (as defined in the Credit Agreement).

Principal outstanding at March 31, 2026 is expected to be repayable as follows:

Year	(in thousands)
2026	$59,265
2027	158,220
2028	264,805
2029	372,059
2030	35,358
Thereafter	1,392,077
Total	$2,281,784

Virtually all of the Company’s debt requires ongoing compliance with certain financial covenants, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at March 31, 2026.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $421.0 million and $732.7 million of variable rate borrowings at March 31, 2026 and December 31, 2025, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of March 31, 2026, the Company had one interest rate swap agreement, with a total notional amount of $50.0 million. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which matured during the three months ended March 31, 2026. During the year ended December 31, 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, two of which were terminated during the year ended December 31, 2025 and one of which was terminated during three months ended March 31, 2026. During the year ended December 31, 2024, the Company also entered into one fixed-rate interest swap agreement, which had a notional amount of $75.0 million, was partially terminated during the year ended December 31, 2025, and was fully terminated during the three months ended March 31, 2026. During the year ended December 31, 2025, the Company entered into one fixed-rate interest swap agreement, having a notional amount of $50.0 million, and with a remaining term of 43 months as of March 31, 2026. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The following table displays the total notional amount of the Company’s outstanding fixed-rate interest swap agreements:

Derivatives in Cash Flow Hedging Relationships	As of March 31,	As of December 31,
	2026	2025
	(in thousands)
Interest rate contracts	$50,000	$334,500

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended March 31, 2026.

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

The following table displays the total pre-tax (gain) loss reclassified from accumulated other comprehensive income (“AOCI”) to earnings as a result of the terminations of the interest rate derivative instruments described above, as these forecasted transactions were no longer probable of occurring:

Derivatives in Cash Flow Hedging Relationships		As of March 31,	As of December 31,
	Location of (Gain) Loss	2026	2025
		(in thousands)
Interest rate contracts	Interest expense	$(701)	$2,980

The following table displays the total fair value of the Company’s outstanding fixed-rate interest swap agreements in the Condensed Consolidated Balance Sheets:

		Derivative Assets
Derivatives in Cash Flow Hedging Relationships		As of March 31,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Interest rate contracts	Other assets	$339	$399

		Derivative Liabilities
Derivatives in Cash Flow Hedging Relationships		As of March 31,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Interest rate contracts	Accounts payable and accrued expenses	$—	$286

The Company recorded an adjustment to interest expense of $(0.9) million and $(2.4) million during the three months ended March 31, 2026 and 2025, respectively, from derivative investments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and of Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three months ended March 31, 2026 and 2025:

Derivatives in Cash Flow Hedging Relationships	Amount of Unrealized Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three months ended March 31,
	2026	2025
	(in thousands)
Interest rate contracts	$926	$(5,431)
Total	$926	$(5,431)

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

6.  Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. As of March 31, 2026, the Company had $1.1 billion in purchase commitments of equipment that are expected to be satisfied within five fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or cancellations would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, the Company entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. In connection with the purchase agreements, the Company is obligated to perform certain future overhaul and maintenance services, which are currently estimated to aggregate between $106.6 million and $131.9 million by 2030. If such services are not completed by that date, performance may extend through 2035, with total costs not expected to exceed $172.6 million.
7.  Income Taxes

Income tax expense for the three months ended March 31, 2026 and March 31, 2025 was $11.8 million and $8.4 million, respectively. The effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was 31.9% and 33.2%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company records tax expense or benefit for unusual or infrequent items discretely in the period in which they occur. The Company’s tax rate is subject to change based on changes in the mix of assets leased to domestic and foreign lessees, the proportion of revenue generated within and outside of each state, the amount of executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code, and numerous other factors, including changes in tax law.

H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The effective tax rate for the three months ended March 31, 2026 considers the enactment of OBBBA, which did not have a material impact to income tax expense. OBBBA is not expected to materially impact our 2026 annual effective tax rate.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of March 31, 2026 and December 31, 2025 was estimated to have a fair value of approximately $69.4 million and $138.6 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of March 31, 2026 and December 31, 2025 was estimated to have a fair value of approximately $0.4 million and $16.9 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of March 31, 2026 and December 31, 2025 was estimated to have a fair value of approximately $1,963.4 million and $2,419.8 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of March 31, 2026 and December 31, 2025, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of March 31, 2026 was $0.3 million, representing an asset and reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2025 was $0.1 million, representing an asset of $0.4 million and a liability of $0.3 million, and reflected within “Other assets” and “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets, respectively. The Company recorded an adjustment to interest expense of $(0.9) million and $(2.4) million during the three months ended March 31, 2026 and 2025, respectively, from derivative investments.

Goodwill is assessed for impairment annually, at each year end by comparing the fair values of the reporting units to their carrying amounts. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test.

On a quarterly basis, management monitors the lease portfolio for events which may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to part-out or sell an asset, knowledge of specific damage to an asset, or supply/demand events which may impact the Company’s ability to lease an asset in the future. On an annual basis, even absent any such ‘triggering event’, the Company evaluates the carrying value of the assets in our lease portfolio to determine if any impairment exists.

The Company determines fair value of long-lived assets held and used, such as Equipment held for operating lease and Equipment held for sale, by reference to independent appraisals, quoted market prices (e.g., an offer to purchase), estimated future cash flows, changes in market conditions, and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The Company uses Level 2 inputs to measure write-downs of equipment held for lease and equipment held for sale.

	Write-down of Equipment
	Three months ended March 31,
	2026	2025
	(in thousands)
Equipment held for lease	$1,149	$1,884
Equipment held for sale	—	225
Total	$1,149	$2,109

Write-downs of equipment to their estimated fair values totaled $1.1 million for the three months ended March 31, 2026, reflecting the adjustment of the carrying value of one engine. Write-downs of equipment to their estimated fair values totaled $2.1 million for the three months ended March 31, 2025, reflecting the adjustments of the carrying values of five engines.

9.  Earnings Per Share

Basic earnings per common share is computed by dividing net income, less preferred stock dividends and accretion of preferred stock issuance costs, by the weighted average number of common shares outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the vesting of restricted stock awards and non-qualified stock options using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is anti-dilutive. Additionally, redeemable preferred stock is not convertible and does not affect dilutive shares.

There were no anti-dilutive shares for the three months ended March 31, 2026. There were approximately 126,500 anti-dilutive weighted shares excluded in the computations of diluted weighted average earnings per common share for the three months ended March 31, 2025.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net income attributable to common shareholders	$23,661	$15,476

Basic weighted average common shares outstanding	6,778	6,606
Potentially dilutive common shares	474	394
Diluted weighted average common shares outstanding	7,252	7,000

Basic weighted average earnings per common share	$3.49	$2.34
Diluted weighted average earnings per common share	$3.26	$2.21
10. Equity

Common Stock Repurchase

In December 2024, the Board of Directors (the “Board”) approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. During the three months ended March 31, 2026 and 2025, no shares were repurchased under the plan. At March 31, 2026, approximately $39.6 million of common stock was available to purchase shares under the plan.

Redeemable Preferred Stock

The rights and privileges of the Series A Preferred Stock are described below:

Voting Rights: Holders of the Series A Preferred Stock do not have general voting rights.

Dividends: The Company’s Series A Preferred Stock accrues quarterly dividends at the rate per annum of 8.35% per share. During each of the three months ended March 31, 2026 and 2025, the Company paid total preferred stock dividends of $1.4 million and $1.6 million, respectively. As of March 31, 2026, the Company had approximately $1.1 million in preferred stock dividends accrued but not paid, or approximately $0.34 per share of the Series A Preferred Stock.

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
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
2023 Incentive Stock Plan	$13,737	$6,858
Employee Stock Purchase Plan	15	49
Total Stock Compensation Expense	$13,752	$6,907

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

In November 2025, the Compensation Committee of the Board of Directions approved the grant of a non-qualified stock option to our Executive Chairman, to purchase up to 300,000 shares of the Company’s common stock. The option award vests in four equal annual installments and has a six-year term. The expense associated with this option is recognized on a straight-line basis over the vesting period.

As of March 31, 2026, the Company had granted 2,838,764 shares under the 2023 Plan and had 543,959 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the three months ended March 31, 2026:

Shares
Balance of unvested shares as of December 31, 2025	835,893
Shares granted	173,558
Shares forfeited	(33,263)
Shares vested	(53,285)
Balance of unvested shares as of March 31, 2026	922,903

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 425,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 1,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the three months ended March 31, 2026 and 2025, 2,238 and 1,531 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.

12. Reportable Segments

The Company has two reportable segments: (i) Leasing and Related Operations, which involves acquiring and leasing, primarily pursuant to operating leases, commercial aircraft, aircraft engines, and other aircraft equipment, the selective purchase and resale of commercial aircraft engines and other aircraft equipment, service and maintenance related businesses, and asset management and servicing activities, and (ii) Spare Parts Sales, which involves the purchase and resale of after-market engine parts, whole engines, engine modules, and portable aircraft components.

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

The following tables present a summary of the reportable segments (in thousands):

Three months ended March 31, 2026	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$77,385	$—	$—	$77,385
Maintenance reserve revenue	55,512	—	—	55,512
Spare parts and equipment sales	11,701	17,446	(7,460)	21,687
Interest revenue	2,788	—	—	2,788
Gain on sale of leased equipment	17,959	—	—	17,959
Gain on sale of financial assets	438	—	—	438
Maintenance services revenue	9,769	—	—	9,769
Management and advisory fees	7,895	—	—	7,895
Other revenue	870	171	(128)	913
Total revenue	184,317	17,617	(7,588)	194,346

Expenses:
Depreciation and amortization expense	30,167	11	—	30,178
Cost of spare parts and equipment sales	5,703	16,087	(7,373)	14,417
Cost of maintenance services	8,908	—	(48)	8,860
Write-down of equipment	1,149	—	—	1,149
General and administrative	55,232	1,372	—	56,604
Technical expense	9,727	—	(39)	9,688
Net finance costs:
Interest expense	32,633	—	—	32,633
Loss on debt extinguishment	7,027	—	—	7,027
Total finance costs	39,660	—	—	39,660
Total expenses	150,546	17,470	(7,460)	160,556
Income from operations	$33,771	$147	$(128)	$33,790

Three months ended March 31, 2025	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$67,739	$—	$—	$67,739
Maintenance reserve revenue	54,859	—	—	54,859
Spare parts and equipment sales	2,298	18,680	(2,738)	18,240
Interest revenue	3,934	—	—	3,934
Gain on sale of leased equipment	4,437	—	—	4,437
Gain on sale of financial assets	378	—	—	378
Maintenance services revenue	5,586	—	—	5,586
Management and advisory fees	1,963	—	—	1,963
Other revenue	501	141	(46)	596
Total revenue	141,695	18,821	(2,784)	157,732

Expenses:
Depreciation and amortization expense	25,005	19	—	25,024
Cost of spare parts and equipment sales	1,507	16,503	(2,687)	15,323
Cost of maintenance services	5,376	—	(47)	5,329
Write-down of equipment	2,109	—	—	2,109
General and administrative	46,795	925	—	47,720
Technical expense	6,234	—	(4)	6,230
Net finance costs:
Interest expense	32,094	—	—	32,094
Total finance costs	32,094	—	—	32,094
Total expenses	119,120	17,447	(2,738)	133,829
Income from operations	$22,575	$1,374	$(46)	$23,903

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of March 31, 2026	$3,449,864	$56,321	$—	$3,506,185
Total assets as of December 31, 2025	$3,873,077	$63,238	$—	$3,936,315
13. Related Party Transactions

Joint Ventures

“Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $1.8 million and $1.2 million during the three months ended March 31, 2026 and 2025, respectively, related to the servicing of engines for the WMES lease portfolio.

During the three months ended March 31, 2026, the Company sold five engines to WMES for a total of $55.3 million, which resulted in a total gain of $15.3 million for the Company. During the three months ended March 31, 2025, the Company sold three engines and one airframe to WMES for $32.2 million, which resulted in a total gain of $1.6 million for the Company.

During the three months ended March 31, 2026 and March 31, 2025, the Company did not purchase any engines from WMES.

During the three months ended March 31, 2026 and March 31, 2025, the Company did not purchase or sell any engines to CASC Willis.

The Company subleased two WMES engines to a third party, with WMES as head lessor. During the three months ended March 31, 2026, one lease was renewed for a noncancellable three-month term and the other continued on a month-to-month basis. Lease expense for the head lease, recorded in “Technical expense,” was $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company paid WMES $0.7 million for fleet management services.

During the three months ended March 31, 2026, the Company made a capital contribution of $19.5 million to WMES.

Investment Fund Partnerships

During the three months ended March 31, 2026, the Company sold 11 notes receivable and investments in sales-type leases to the LMI Fund, for a total of $87.2 million, which resulted in a total gain on sale of financial assets of $0.4 million for the Company. The LMI Fund is considered a related party as the Company serves as its general partner.

The Company, as general partner of the Funds, may earn management and advisory fees and expense reimbursements. For the three months ended March 31, 2026, the Company recognized management and advisory fee income of $4.9 million, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Income. These fees primarily represented reimbursement of in-period expenses paid by the Company on behalf of the Funds. As of March 31, 2026, amounts due from the Funds were $0.2 million and are included in “Due from affiliates” in the Condensed Consolidated Balance Sheets.
14. Subsequent Events
On April 29, 2026, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share on the Company’s outstanding common stock. The dividend is payable on May 22, 2026 to stockholders of record at the close of business on May 11, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of March 31, 2026, the majority of our leases were operating leases, with the exception of certain sale-leaseback transactions that do not meet lease criteria and are therefore classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842, Leases, and investments in sales-type leases. As of March 31, 2026, we had 70 lessees in 40 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of March 31, 2026, we had $2,760.5 million of equipment held in our operating lease portfolio, $65.6 million of notes receivable, $30.6 million of maintenance rights, and $0.3 million of investments in sales-type leases, which represented 342 engines, 20 aircraft, one marine vessel, and other leased parts and equipment. As of March 31, 2026, we also managed 129 engines, one airframe, and related equipment on behalf of other parties.

Willis Aeronautical Services, Inc. is a wholly-owned and vertically-integrated subsidiary whose primary focus is the sale of aircraft engine parts and materials through the acquisition or consignment of aircraft and engines. Additionally, through Willis Engine Repair Center®, Jet Centre by Willis, and Willis Aviation Services Limited, the Company’s service offerings include Part 145 engine maintenance, aircraft line and base maintenance, aircraft disassembly, parking and storage, airport fixed base operator (“FBO”) and ground and cargo handling services.

We actively manage our portfolio and structure our leases to maximize the residual values of our leased assets. Our leasing business focuses on popular Stage IV commercial jet engines manufactured by CFMI, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines.

Risks and Uncertainties

Given the uncertainty surrounding future changes in interest rates, inflation, potential new or increased tariffs, and broader macroeconomic and geopolitical conditions, the Company will continue to evaluate the nature and extent of such impacts on its business, results of operations, and financial condition. The ultimate extent of any such impacts will depend on future developments that are highly uncertain and not reasonably estimable at this time, and such impacts could persist for an extended period. Currently, we do not believe these tariffs have a material impact on our business.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.

Results of Operations
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Revenue is summarized as follows:

	Three months ended March 31,
	2026	2025	% Change
	(dollars in thousands)
Lease rent revenue	$77,385	$67,739	14.2%
Maintenance reserve revenue	55,512	54,859	1.2%
Spare parts and equipment sales	21,687	18,240	18.9%
Interest revenue	2,788	3,934	(29.1)%
Gain on sale of leased equipment	17,959	4,437	304.8%
Gain on sale of financial assets	438	378	15.9%
Maintenance services revenue	9,769	5,586	74.9%
Management and advisory fees	7,895	1,963	302.2%
Other revenue	913	596	53.2%
Total revenue	$194,346	$157,732	23.2%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $9.6 million, or 14.2%, to $77.4 million in the three months ended March 31, 2026, from $67.7 million for the three months ended March 31, 2025. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period as well as an increase in average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) of equipment held in our operating lease portfolio.

At March 31, 2026, the Company had $2,760.5 million of equipment held in our operating lease portfolio, $65.6 million of notes receivable, $30.6 million of maintenance rights, and $0.3 million of investments in sales-type leases. At March 31, 2025, the Company had $2,597.8 million of equipment held in our operating lease portfolio, $179.3 million of notes receivable, $25.2 million of maintenance rights, and $17.3 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 85.8% and 79.9% for the three months ended March 31, 2026 and 2025, respectively.

Two customers accounted for approximately 12% and 11%, each, of the Company’s total lease rent revenue during the three months ended March 31, 2026, and two customers accounted for approximately 14% and 10%, each, of the Company’s total lease rent revenue during the three months ended March 31, 2025.

Maintenance Reserve Revenue. Maintenance reserve revenue increased $0.7 million, or 1.2%, to $55.5 million for the three months ended March 31, 2026, from $54.9 million for the three months ended March 31, 2025. We recognized $12.4 million in long-term maintenance revenue for the three months ended March 31, 2026, compared to $9.6 million in long-term maintenance revenue recognized in the prior comparable period as the maintenance reserves and end-of-lease payments for engines coming off lease exceed those in the prior comparable period. Long-term maintenance revenue is influenced by end-of-lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Engines on lease with “non-reimbursable” usage fees generated $43.1 million of short-term maintenance revenues, compared to $45.3 million in the comparable prior period. Short-term maintenance revenues are a proxy for flight time of our portfolio of engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $3.4 million, or 18.9%, to $21.7 million for the three months ended March 31, 2026, compared to $18.2 million for the three months ended March 31, 2025. Spare parts sales were $10.3 million and $16.0 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $5.8 million, or 35.9%, compared to the same period in 2025. The decrease in spare parts sales reflects variations in the timing of sales to third-party customers and is not reflective of intra-company sales as the parts business provides used serviceable material across the broader Willis platform. Equipment sales for the three months ended March 31, 2026 were $11.4 million for the sale of three engines. The trading profit on the sales of these engines was $5.7 million, representing a 50% margin. Equipment sales for the three months ended March 31, 2025 were $2.2 million for the sale of one engine.

Interest Revenue. Interest revenue decreased by $1.1 million, or 29.1%, for the three months ended March 31, 2026, as compared to that of the three months ended March 31, 2025. The decrease was due to a lower balance of notes receivable and sales-type leases outstanding during the respective periods, partially attributable to the Company’s sale of 11 notes receivable and sales-type leases to the Company’s investment fund partnership with Liberty Mutual Investments (“LMI”) (“LMI Fund”) during the three months ended March 31, 2026.

Gain on Sale of Leased Equipment. During the three months ended March 31, 2026, we sold 14 engines from the lease portfolio for a net gain of $18.0 million. The $18.0 million gain was associated with gross sales of $60.0 million, representing a 30% margin. During the three months ended March 31, 2025, we sold seven engines, one airframe, and other parts and equipment from the lease portfolio, resulting in a net gain of $4.4 million.

Gain on Sale of Financial Assets. During the three months ended March 31, 2026, we sold 11 notes receivable and investments in sales-type lease assets for a net gain of $0.4 million. During the three months ended March 31, 2025, we sold two investments in sales-type lease assets for a net gain of $0.4 million.

Maintenance Services Revenue. Maintenance services revenue predominately represent fleet management, engine and aircraft storage and repair services, and revenue related to FBO services provided to third parties, such as refueling, maintenance, and hangar services. Maintenance services revenue increased by $4.2 million, or 74.9%, to $9.8 million for the three months ended March 31, 2026, from $5.6 million for the three months ended March 31, 2025. The increase reflects growth in engine and aircraft storage and repair services partially offset by the lack of fleet management revenues in the current period due to the sale of that business in 2025.

Management and Advisory Fees. Management and advisory fees increased by $5.9 million to $7.9 million for the three months ended March 31, 2026, from $2.0 million for the three months ended March 31, 2025, primarily driven by $4.9 million of fees earned from the LMI Fund in the Company’s role as general partner. The LMI Fund commenced operations in March 2026 and reimbursed formation and other costs to the Company. Accordingly, the Company’s results for the three months ended March 31, 2026 reflect a partial period of activity.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.2 million, or 20.6%, to $30.2 million for the three months ended March 31, 2026, compared to $25.0 million for the three months ended March 31, 2025. The increase is primarily due to an increase in the size of our lease portfolio and the timing of placing acquired engines on lease.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $0.9 million, or 5.9%, to $14.4 million for the three months ended March 31, 2026, compared to $15.3 million for the three months ended March 31, 2025. Cost of spare parts sales were $8.8 million and $13.8 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $5.1 million, or 36.6%, reflecting the decrease in spare parts sales. Cost of equipment sales were $5.7 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively, reflecting the increase in equipment sales.

Cost of Maintenance Services. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services provided to third parties. Cost of maintenance services increased by $3.5 million, or 66.3%, to $8.9 million for the three months ended March 31, 2026, compared to $5.3 million for the three months ended March 31, 2025, reflecting the increase in maintenance services revenue.

Write-down of Equipment. There was $1.1 million in write-downs of equipment for the three months ended March 31, 2026, reflecting the write-down of one engine. There was $2.1 million in write-downs of equipment for the three months ended March 31, 2025, reflecting the write-down of five engines.

General and Administrative Expenses. General and administrative expenses increased by $8.9 million, or 18.6%, to $56.6 million for the three months ended March 31, 2026, compared to $47.7 million for the three months ended March 31, 2025. The increase primarily reflects a $12.5 million increase in personnel costs, which included an increase of $6.9 million in share-based compensation and an increase of $4.1 million in wages. The increase in share-based compensation reflects appreciation of the market value of the Company’s equity as well as share awards to new personnel to support continued growth of the Company. The increase in wages was driven by higher headcount to support the Company’s growth. Non-recurring project expense associated with the sustainable aviation fuels project declined $11.7 million due to the decision to cease investment in and pursue strategic alternatives. General and administrative costs for the three months ended March 31, 2026 also included $4.9 million of costs which were recharged to the LMI Fund, with the associated revenue of $4.9 million included in Management and Advisory Fees, and a $2.0 million increase in acquisition, financing and divestiture related expenses.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $3.5 million to $9.7 million for the three months ended March 31, 2026, compared to $6.2 million for the three months ended March 31, 2025, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased $7.6 million, or 23.6%, to $39.7 million for the three months ended March 31, 2026, compared to $32.1 million for the three months ended March 31, 2025. The increase is primarily due to $7.0 million in loss on debt extinguishment, an increase of $7.2 million in interest expense associated with Willis Engine Structured Trust VIII (“WEST VIII”) notes payable, which closed in June 2025, and an increase of $4.2 million in interest expense associated with Willis Engine Structured Trust IX (“WEST IX”) notes payable, which closed in December 2025. The loss on debt extinguishment was driven by the Company’s refinancing and capital restructuring. Additionally, derivative-related receipts were $0.9 million for the three months ended March 31, 2026, as compared to $2.4 million for the three months ended March 31, 2025, as certain swap positions were either terminated or ran off. These increases were partially offset by a decrease of $4.0 million in interest expense associated with the Company’s credit facility, a decrease of $3.6 million in interest expense associated with Willis Engine Structured Trust VII (“WEST VII”) notes payable, a decrease of $2.6 million in interest expense associated with the Willis Warehouse Facility LLC (“WWFL”), and a decrease of $2.7 million in interest expense associated with Willis Engine Structured Trust IV (“WEST IV”) notes payable, as these debt instruments were paid down or terminated as part of the Company’s refinancing and capital restructuring.

Income Tax Expense. Income tax expense was $11.8 million for the three months ended March 31, 2026, compared to income tax expense of $8.4 million for the three months ended March 31, 2025. The effective tax rate for the first quarter of 2026 was 31.9%, compared to 33.2% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

We analyze our financial data to evaluate the health of our business and assess our performance. As appropriate, in addition to income or loss from operations under GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our business. We believe that this non-GAAP financial measure provides meaningful supplemental information regarding our performance as it excludes certain items that may not be indicative of our recurring operating results. We also believe that investors, in addition to management, benefit from referring to this non-GAAP financial measure in assessing our performance, when viewed together with our GAAP results. While items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating performance, it can be useful to exclude such items as they can vary significantly between periods and or not be indicative of current or future operating results.

Because non-GAAP financial measures are not standardized, our calculation of Adjusted EBITDA may differ from similarly titled non-GAAP measures, if any, reported by other companies. This non-GAAP financial measure should not be considered in insolation from, or as a substitute for, financial information performed in accordance with GAAP.

We define Adjusted EBITDA as net income attributable to common shareholders, excluding (i) income tax expense, (ii) interest expense, (iii) preferred stock dividends/costs, (iv) loss on debt extinguishment, (v) depreciation and amortization expense, (vi) stock compensation expense, (vii) write-down of equipment, (viii) acquisition, financing and divestitures related expenses, and (ix) other items not indicative of our ongoing operating performance.

Adjusted EBITDA was approximately $123.8 million and $103.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in Adjusted EBITDA of $20.5 million was primarily driven by the changes noted in the Results of Operations section above. See below for the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income attributable to common shareholders.

	Three months ended March 31,
	2026	2025
	(in thousands)
Net income attributable to common shareholders	$23,661	$15,476
Add: Income tax expense	11,755	8,385
Add: Interest expense	32,633	32,094
Add: Preferred stock dividends/costs	1,422	1,393
Add: Loss on debt extinguishment	7,027	—
Add: Depreciation and amortization expense	30,178	25,024
Add: Stock compensation expense	13,752	6,907
Add: Write-down of equipment	1,149	2,109
Add: Acquisition, financing and divestitures related expenses	2,242	166
Add: Other (1)	28	11,777
Adjusted EBITDA	$123,847	$103,331
________________________________________________________

1.In Q1 2026 and 2025, the Company recognized $0.03 million and $11.8 million, respectively, in non-recurring project expenses associated with the sustainable aviation fuels project, which the Company decided to cease investment in and pursue strategic alternatives for, including, a potential sale.
Financial Position, Liquidity and Capital Resources
Liquidity
At March 31, 2026, the Company had $24.6 million of cash and cash equivalents and $196.0 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $127.0 million and $135.0 million for the three months ended March 31, 2026 and 2025, respectively, was derived from our borrowing activities. In these same time periods, $577.4 million and $169.4 million, respectively, was used to pay down related debt. At March 31, 2026, the Company had approximately $1.3 billion of unused borrowing capacity on its credit facility.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion

Cash flows provided by operating activities were $56.7 million and $41.0 million for the three months ended March 31, 2026 and 2025, respectively. The $15.7 million, or 38.2%, increase in operating cash flows was primarily driven by a period over period $10.0 million increase in cash flows from changes in other assets for the three months ended March 31, 2026. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term, and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. The average utilization rate (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) for the three months ended March 31, 2026 and 2025 was approximately 85.8% and 79.9%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows provided by investing activities were $79.9 million for the three months ended March 31, 2026 and primarily reflected proceeds from sale of equipment (net of selling expenses) of $71.4 million, proceeds from sale of notes receivable (net of selling expenses) of $71.6 million, and proceeds from sale of investments in sales-type leases (net of selling expenses) of $15.5 million, partially offset by $57.2 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $21.2 million for the purchase of investments and contributions to joint ventures. Cash flows provided by investing activities were $13.7 million for the three months ended March 31, 2025 and primarily reflected proceeds from sale of equipment (net of selling expenses) of $47.7 million, partially offset by $29.3 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $7.5 million for the purchase of property, equipment and furnishings.
Cash flows used in financing activities were $463.0 million for the three months ended March 31, 2026 and primarily reflected $577.4 million in principal payments, $4.5 million in debt issuance costs, and $3.1 million in common stock cash dividends paid, partially offset by $127.0 million in proceeds from debt obligations. Cash flows used in financing activities were $38.1 million for the three months ended March 31, 2025 and primarily reflected $169.4 million in principal payments and $1.8 million in cash dividends paid to shareholders of common stock, partially offset by $135.0 million in proceeds from debt obligations.
Cash Dividends
During the three months ended March 31, 2026 and March 31, 2025, the Company paid cash dividends of $3.1 million and $1.8 million, respectively, to shareholders of common stock.
Preferred Stock Dividends
The Company’s Series A Preferred Stock accrues quarterly dividends at the rate per annum of 8.35% per share. During each of the three months ended March 31, 2026 and 2025, the Company paid total preferred stock dividends of $1.4 million and $1.6 million, respectively.
Debt Obligations and Covenant Compliance
At March 31, 2026, debt obligations consisted of loans totaling $2,253.7 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 3.1% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2026, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At March 31, 2026, we were in compliance with the covenants specified in the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at March 31, 2026:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,281,784	$79,052	$416,658	$434,382	$1,351,692
Interest payments under debt obligations	343,931	82,541	143,134	102,686	15,570
Purchase obligations	1,064,134	451,245	372,871	240,018	—
Operating lease obligations	15,473	3,075	4,627	2,113	5,658
Total	$3,705,322	$615,913	$937,290	$779,199	$1,372,920

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing 27 additional new LEAP-1A engines and 18 additional new LEAP-1B engines for an aggregate total of $839.0 million by 2030. Further, we are currently committed to purchasing 11 engines and three aircraft for approximately $225.2 million in 2026. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, the Company entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. In connection with the purchase agreements, the Company is obligated to perform certain future overhaul and maintenance services, which are currently estimated to aggregate between $106.6 million and $131.9 million by 2030. If such services are not completed by that date, performance may extend through 2035, with total costs not expected to exceed $172.6 million.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at March 31, 2026 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

We believe our equity base, cash on hand, internally generated funds and existing debt facilities are sufficient to maintain our level of operations for the next twelve months. The level of internally generated funds could decline if the amount of equipment off-lease increases, there is a decrease in availability under our existing debt facilities, or there is a significant increase in borrowing costs. Such decline would impair our ability to sustain our current level of operations. We continue to discuss additions to our capital base with our commercial and investment banks. If we are not able to access additional capital, our ability to continue to grow our asset base consistent with historical trends will be impaired and our future growth would be limited to that which can be funded from internally generated capital.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in interest rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of March 31, 2026, $421.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $2.9 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the three months ended March 31, 2026 and 2025, 67% and 73%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our 2025 Form 10-K, filed with the SEC on March 10, 2026, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. No shares were repurchased during the three months ended March 31, 2026 under the plan. Share repurchase activity during the three months ended March 31, 2026 was as follows (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans of Programs
January 1, 2026 through January 31, 2026	—	—	—	$39,595
February 1, 2026 through February 28, 2026	—	—	—	$39,595
March 1, 2026 through March 31, 2026	—	—	—	$39,595
Total	—	—	—	$39,595

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s Section 16 officers or directors (as defined in Rule 16a-1 under the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Austin C. Willis, Chief Executive Officer	March 24, 2026	Rule 10b5-1 Trading Arrangement	Up to 15,184 shares to be sold (3)	September 30, 2026 (4)	N/A	N/A

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
(3) Austin C. Willis’s trading plan provides for the sale of up to 15,184 shares of the Company’s common stock, subject to price and volume limits.

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

Item 6.
EXHIBITS

Exhibit Number	Description
10.1*	Amendment No. 2 to Credit Agreement, dated as of February 19, 2026, among, inter alia, the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.
10.2*#	Credit Agreement Termination Agreement, dated as of March 27, 2026, by and among Willis Warehouse Facility LLC, Bank of America, and Bank of Utah, terminating the Credit Agreement dated May 3, 2024.
10.3*#	Amendment No. 3 to Credit Agreement, dated as of March 27, 2026, among, inter alia, the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.
31.1*	Certification of Austin C. Willis, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Scott B. Flaherty, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Date: May 5, 2026

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)