Form 10-Q
period 2026-06-30
WILLIS LEASE FINANCE CORP
filed 2026-08-04
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2026 was 21,144,111.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs on the Company’s business, operating results and financial condition, and the execution of our quarterly dividend and stock repurchase program. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in or projected by forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” “forecast” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026, as amended by our Amendment to the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (together, the “2025 Form 10-K”), this quarterly report on Form 10-Q for the three and six months ended June 30, 2026, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$10,725	$16,441
Restricted cash	161,497	530,500
Equipment held for operating lease, less accumulated depreciation of $613,256 and $640,495 at June 30, 2026 and December 31, 2025, respectively	2,783,382	2,801,683
Maintenance rights	83,632	30,632
Equipment held for sale	77,002	20,509
Receivables, net of allowances of $944 and $868 at June 30, 2026 and December 31, 2025, respectively	41,365	35,717
Spare parts inventory	51,402	56,577
Investments	152,148	104,250
Property, equipment & furnishings, less accumulated depreciation of $30,959 and $27,869 at June 30, 2026 and December 31, 2025, respectively	76,904	73,835
Intangible assets, net	8,295	271
Notes receivable, net of allowances of $101 and $140 at June 30, 2026 and December 31, 2025, respectively	89,279	139,945
Investments in sales-type leases, net of allowances of $0 and $17 at June 30, 2026 and December 31, 2025, respectively	—	16,595
Due from affiliates	3,188	—
Other assets	114,357	109,360
Total assets (1)	$3,653,176	$3,936,315

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$103,306	$105,706
Deferred income taxes	264,773	228,547
Debt obligations	2,320,904	2,700,338
Maintenance reserves	129,261	116,185
Security deposits	24,537	24,651
Unearned revenue	35,112	35,350
Due to affiliates	1,407	—
Total liabilities (2)	2,879,300	3,210,777

Redeemable preferred stock ($0.01 par value, 15,000 shares authorized; 9,750 shares issued at June 30, 2026 and December 31, 2025, respectively)	63,540	63,401

Shareholders’ equity:
Common stock ($0.01 par value, 60,000 shares authorized; 22,808 and 22,860 shares issued at June 30, 2026 and December 31, 2025, respectively)	228	229
Paid-in capital in excess of par	71,274	72,510
Retained earnings	637,033	590,785
Accumulated other comprehensive income (loss), net of income tax expense (benefit) of $18 and $(395) at June 30, 2026 and December 31, 2025, respectively	61	(1,387)
Total Willis Lease Finance Corporation (“WLFC”) shareholders’ equity	708,596	662,137

Noncontrolling interests	1,740	—
Total equity	710,336	662,137
Total liabilities, redeemable preferred stock and equity	$3,653,176	$3,936,315
_____________________________
(1)Total assets at June 30, 2026 and December 31, 2025, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $161,497 and $530,500; Equipment $1,752,419 and $1,892,356; Maintenance rights $18,801 and $19,502; Notes receivable $67,656 and $139,538; Investments in sales-type leases $0 and $15,774; and Other assets $9,640 and $9,759 (each respectively).
(2)Total liabilities at June 30, 2026 and December 31, 2025, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,533,540 and $1,933,119, respectively. Further, refer to Note 6 of the Condensed Consolidated Financial Statements for details of the Company’s commitments and contingencies.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUE
Lease rent revenue	$77,137	$72,268	$154,522	$140,007
Maintenance reserve revenue	46,456	50,743	101,968	105,602
Spare parts and equipment sales	21,180	30,354	42,867	48,594
Interest revenue	1,183	3,649	3,971	7,583
Gain on sale of leased equipment	32,038	27,582	49,997	32,019
Gain on sale of financial assets	154	—	592	378
Maintenance services revenue	8,983	8,031	18,752	13,617
Management and advisory fees	5,524	2,588	13,419	4,551
Other revenue	1,362	287	2,275	883
Total revenue	194,017	195,502	388,363	353,234

EXPENSES
Depreciation and amortization expense	29,068	27,550	59,246	52,574
Cost of spare parts and equipment sales	15,097	28,102	29,514	43,425
Cost of maintenance services	10,350	8,621	19,210	13,950
Write-down of equipment	4,910	11,458	6,059	13,567
General and administrative	55,559	50,429	112,163	98,149
Technical expense	9,947	7,508	19,635	13,738
Net finance costs:
Interest expense	29,689	33,569	62,322	65,663
Loss on debt extinguishment	5,421	—	12,448	—
Total net finance costs	35,110	33,569	74,770	65,663
Total expenses	160,041	167,237	320,597	301,066

Income from operations	33,976	28,265	67,766	52,168
Gain on sale of business	—	42,950	—	42,950
Income from investments	4,172	3,082	7,220	4,433
Income before income taxes	38,148	74,297	74,986	99,551
Income tax expense	7,828	13,920	19,583	22,305
Net income	30,320	60,377	55,403	77,246
Net income attributable to noncontrolling interests	152	—	152	—
Net income attributable to WLFC	30,168	60,377	55,251	77,246
Preferred stock dividends	1,353	1,353	2,706	2,676
Accretion of preferred stock issuance costs	70	69	139	139
Net income attributable to common shareholders	$28,745	$58,955	$52,406	$74,431

Basic weighted average income per common share	$1.36	$2.89	$2.53	$3.70
Diluted weighted average income per common share	$1.31	$2.81	$2.39	$3.55

Basic weighted average common shares outstanding	21,127	20,367	20,733	20,094
Diluted weighted average common shares outstanding	22,013	20,970	21,885	20,985
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$30,320	$60,377	$55,403	$77,246
Other comprehensive income (loss):
Currency translation adjustment	488	298	910	303
Unrealized gain (loss) on derivative instruments	538	(3,534)	1,464	(8,965)
Reclassification of gain on derivative instruments to interest expense	—	—	(701)	—
Share of unrealized gain (loss) on derivative instruments at equity method investees	64	(142)	188	(553)
Net gain (loss) recognized in other comprehensive income	1,090	(3,378)	1,861	(9,215)
Tax expense (benefit) related to items of other comprehensive income	242	(754)	413	(2,056)
Other comprehensive income (loss)	848	(2,624)	1,448	(7,159)
Comprehensive income	31,168	57,753	56,851	70,087
Comprehensive income attributable to non-controlling interests	(152)	—	(152)	—
Comprehensive income attributable to WLFC	$31,016	$57,753	$56,699	$70,087

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Equity
Three months ended June 30, 2026 and 2025
(In thousands)
(Unaudited)

				Shareholders’ Equity
	Redeemable Preferred Stock			Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total WLFC Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2026	9,750	$63,470		23,232	$232	$83,596	$611,333	$(787)	$694,374	$—	$694,374
Net income attributable to WLFC	—	—		—	—	—	30,168	—	30,168	—	30,168
Net income attributable to noncontrolling interests	—	—		—	—	—	—	—	—	152	152
Capital contributions	—	—		—	—	—	—	—	—	2,115	2,115
Recallable return of capital	—	—		—	—	—	—	—	—	(521)	(521)
Net unrealized gain from currency translation adjustment, net of tax expense of $109	—	—		—	—	—	—	379	379	—	379
Net unrealized gain from derivative instruments, net of tax expense of $133	—	—		—	—	—	—	469	469	—	469
Net unrealized loss from derivative instruments	—	—	—	—	—	—	—	—	—	(6)	(6)
Shares issued under stock compensation plans	—	—		14	—	1	—	—	1	—	1
Cancellation of restricted stock in satisfaction of withholding tax	—	—		(438)	(4)	(25,026)	—	—	(25,030)	—	(25,030)
Stock-based compensation expense, net of forfeitures	—	—		—	—	12,703	—	—	12,703	—	12,703
Accretion of preferred shares issuance costs	—	70		—	—	—	(70)	—	(70)	—	(70)
Common stock cash dividends paid ($0.133 per share)	—	—		—	—	—	(3,045)	—	(3,045)	—	(3,045)
Preferred stock dividends ($0.14 per share)	—	—		—	—	—	(1,353)	—	(1,353)	—	(1,353)
Balances at June 30, 2026	9,750	$63,540		22,808	$228	$71,274	$637,033	$61	$708,596	$1,740	$710,336

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	9,750	$63,192	22,119	$221	$57,820	$505,083	$2,364	$565,488
Net income	—	—	—	—	—	60,377	—	60,377
Net unrealized gain from currency translation adjustment, net of tax expense of $66	—	—	—	—	—	—	232	232
Net unrealized loss from derivative instruments, net of tax benefit of $820	—	—	—	—	—	—	(2,856)	(2,856)
Shares issued under stock compensation plans	—	—	1,218	12	(14)	—	—	(2)
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(402)	(4)	(18,710)	—	—	(18,714)
Stock-based compensation expense, net of forfeitures	—	—	—	—	16,751	—	—	16,751
Accretion of preferred shares issuance costs	—	69	—	—	—	(69)	—	(69)
Common stock cash dividends paid ($0.083 per share)	—	—	—	—	—	(1,917)	—	(1,917)
Preferred stock dividends ($0.14 per share)	—	—	—	—	—	(1,353)	—	(1,353)
Balances at June 30, 2025	9,750	$63,261	22,935	$229	$55,847	$562,121	$(260)	$617,937

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Equity
Six months ended June 30, 2026 and 2025
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total WLFC Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	9,750	$63,401	22,860	$229	$72,510	$590,785	$(1,387)	$662,137	$—	$662,137
Net income attributable to WLFC	—	—	—	—	—	55,251	—	55,251		55,251
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	152	152
Capital contributions	—	—	—	—	—	—	—	—	2,115	2,115
Recallable return of capital	—	—	—	—	—	—	—	—	(521)	(521)
Net unrealized gain from currency translation adjustment, net of tax expense of $202	—	—	—	—	—	—	708	708	—	708
Net unrealized gain from derivative instruments, net of tax expense of $366	—	—	—	—	—	—	1,286	1,286	—	1,286
Net realized gain from derivative instruments, net of tax expense of $155	—	—	—	—	—	—	(546)	(546)	—	(546)
Net unrealized loss from derivative instruments	—	—	—	—	—	—	—	—	(6)	(6)
Shares issued under stock compensation plans	—	—	542	5	217	—	—	222	—	222
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(594)	(6)	(27,908)	—	—	(27,914)	—	(27,914)
Stock-based compensation expense, net of forfeitures	—	—	—	—	26,455	—	—	26,455	—	26,455
Accretion of preferred shares issuance costs	—	139	—	—	—	(139)	—	(139)	—	(139)
Common stock cash dividends paid ($0.267 per share)	—	—	—	—	—	(6,158)	—	(6,158)	—	(6,158)
Preferred stock dividends ($0.277 per share)	—	—	—	—	—	(2,706)	—	(2,706)	—	(2,706)
Balances at June 30, 2026	9,750	$63,540	22,808	$228	$71,274	$637,033	$61	$708,596	$1,740	$710,336

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	9,750	$63,122	21,519	$215	$50,785	$491,439	$6,899	$549,338
Net income	—	—	—	—	—	77,246	—	77,246
Net unrealized gain from currency translation adjustment, net of tax expense of $68	—	—	—	—	—	—	235	235
Net unrealized loss from derivative instruments, net of tax benefit of $2,124	—	—	—	—	—	—	(7,394)	(7,394)
Shares issued under stock compensation plans	—	—	1,818	18	114	—	—	132
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(402)	(4)	(18,710)	—	—	(18,714)
Stock-based compensation expense, net of forfeitures	—	—	—	—	23,658	—	—	23,658
Accretion of preferred shares issuance costs	—	139	—	—	—	(139)	—	(139)
Common stock cash dividends paid ($0.167 per share)	—	—	—	—	—	(3,749)	—	(3,749)
Preferred stock dividends ($0.273 per share)	—	—	—	—	—	(2,676)	—	(2,676)
Balances at June 30, 2025	9,750	$63,261	22,935	$229	$55,847	$562,121	$(260)	$617,937

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$55,403	$77,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,246	52,574
Gain on sale of leased equipment	(49,997)	(32,019)
Stock-based compensation expense	26,455	23,658
Loss on debt extinguishment	12,448	—
Income from investments	(7,220)	(4,433)
Accretion of deferred costs and note discounts	6,390	5,033
Write-down of equipment	6,059	13,567
Payments received on sales-type leases	1,164	5,210
Gain on derivative instruments	(701)	—
Gain on sale of financial assets	(592)	(378)
(Gain) loss on disposal of property, equipment and furnishings	(23)	45
Allowances and provisions	20	(169)
Gain on sale of business	—	(42,950)
Amortization of contract asset	—	1,497
Deferred income taxes	18,367	20,733
Changes in assets and liabilities:
Receivables	(5,706)	(828)
Inventory	10,918	8,852
Other assets	4,682	890
Due from affiliates	(3,188)	—
Accounts payable and accrued expenses	(11,246)	(1,325)
Maintenance reserves	13,194	21,315
Security deposits	(114)	280
Unearned revenue	(2,246)	(3,607)
Due to affiliates	886	—
Net cash provided by operating activities	134,199	145,191

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(401,934)	(154,944)
Proceeds from sale of equipment (net of selling expenses)	302,836	141,949
Proceeds from sale of notes receivable (net of selling expenses)	88,371	—
Issuance of notes receivable	(42,484)	—
Purchase of investments and contributions to joint ventures	(39,586)	(1,770)
Proceeds from sale of investments in sales-type leases	15,513	—
Purchase of property, equipment and furnishings	(6,287)	(17,117)
Payments received on notes receivable	5,345	8,580
Proceeds from sale of business (net of cash and cash equivalents sold with business)	—	21,055
Net cash used in investing activities	(78,226)	(2,247)

Cash flows from financing activities:
Principal payments on debt obligations	(1,182,898)	(309,641)
Proceeds from debt obligations	803,000	851,051
Cancellation of restricted stock units in satisfaction of withholding tax	(27,914)	(18,714)
Debt issuance costs	(11,519)	(9,017)
Common stock cash dividends paid	(6,158)	(3,749)
Debt extinguishment payments	(4,834)	—
Preferred stock dividends	(2,706)	(2,973)
Contributions from non-controlling interest holders	2,115	—
Proceeds from shares issued under stock compensation plans	222	132
Net cash (used in) provided by financing activities	(430,692)	507,089

(Decrease) increase in cash, cash equivalents and restricted cash	(374,719)	650,033
Cash, cash equivalents and restricted cash at beginning of period	546,941	132,502
Cash, cash equivalents and restricted cash at end of period	$172,222	$782,535

Supplemental disclosures of cash flow information:
Net cash paid for (refunded):
Interest	$64,083	$63,055
Income Taxes	$(663)	$3,429

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Equipment held for sale	$9,296	$24,436
Transfers from Equipment held for operating lease to Spare parts inventory	$738	$311
Transfers from Equipment held for sale to Equipment held for operating lease	$—	$1,381
Transfers from Notes receivable to Equipment held for operating lease	$—	$1,863
Transfers from Notes receivable to Equipment held for sale	$—	$1,374
Contributions to joint ventures	$—	$22,500
Proceeds from sale of business	$—	$22,500
Additions to Equipment held for operating lease (1)	$—	$4,631
Accretion of preferred stock issuance costs	$139	$139
_____________________________

1.During the six months ended June 30, 2025, the Company engaged in an exchange transaction with a third party in which the Company sold aircraft engines in exchange for aircraft engines. This transaction was accounted for under Accounting Standards Codification (“ASC”) 805 and ASC 845 and resulted in $4.6 million in non-cash additions to equipment held for operating lease for the associated total gain.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s 2025 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2026.

In March and April 2026, the Company commenced operations as the general partner of two investment fund partnerships. The Company accounts for its investments in these investment fund partnerships under the equity method of accounting and recognizes management and advisory fees in accordance with its existing revenue recognition policies.

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

On July 17, 2026, the Company effected a three-for-one forward stock split through an amendment to its Certificate of Incorporation. Trading on a split-adjusted basis commenced on July 21, 2026. All share and per share amounts, as well as common stock and additional paid-in capital balances, presented in these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported total revenue, income from operations, or net income. The following is a summary of the changes to the presentation in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025:

•Management and advisory fees primarily consist of fees earned from the Company’s investment fund partnerships in its role as general partner and fees related to servicing the Willis Mitsui & Company Engine Support Limited (“WMES”) and third-party lease portfolios, including ongoing management and transactional services such as marketing and procurement. In prior periods, servicing fees were included in “Other revenue.” For the three and six months ended June 30, 2025, $2.6 million and $4.6 million, respectively, were reclassified to “Management and advisory fees,” with a corresponding decrease to “Other revenue.”

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

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” The ASU establishes new guidance for the accounting and disclosure of environmental credits and environmental credit obligations. The ASU is effective for public business entities for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. Based on the Company’s current operations, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or related disclosures.

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

During the six months ended June 30, 2026, the Company received approximately $1.0 million in government grant proceeds related to its hangar construction project at Teesside International Airport. The Company was awarded the grant in May 2025, the primary intent of which is job creation. As of June 30, 2026, all proceeds received were recorded as a liability in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets, as the associated conditions for recognition had not yet been met. During the year ended December 31, 2025, the Company received approximately $1.7 million in grant proceeds related to the same project. As of June 30, 2026, approximately $1.5 million of such proceeds remained recorded as a liability for the same reason. These amounts will be recognized as a reduction of personnel expenses within “General and administrative expenses” as qualifying jobs are created.

Additionally, with respect to the Company’s sustainable aviation fuel project, which was suspended in December 2025, the Company recognized approximately $1.6 million of government grant income during the six months ended June 30, 2026, recorded as a reduction of “General and administrative expenses” in the Condensed Consolidated Statements of Income. The timing of recognition was based on the terms of the grant agreement and communications with the grantor.
2. Equipment Held for Operating Lease and Notes Receivable
As of June 30, 2026, the Company had $2,783.4 million of equipment held in our operating lease portfolio, $89.3 million of notes receivable, and $83.6 million of maintenance rights, which represented 334 engines, 22 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2025, the Company had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases, which represented 363 engines, 20 aircraft, one marine vessel and other leased parts and equipment.

The following table disaggregates equipment held for operating lease by asset class (in thousands):

	June 30, 2026			December 31, 2025
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$3,067,687	$(571,458)	$2,496,229	$3,201,320	$(606,240)	$2,595,080
Aircraft and airframes	314,021	(36,417)	277,604	225,994	(29,327)	196,667
Marine vessel	14,930	(5,381)	9,549	14,864	(4,928)	9,936
	$3,396,638	$(613,256)	$2,783,382	$3,442,178	$(640,495)	$2,801,683
Notes Receivable and Investments in Sales-Type Leases
During the three months ended June 30, 2026 and 2025, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $1.2 million and $3.6 million, respectively, and $4.0 million and $7.6 million during the six months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026, certain of these assets were sold to one of the Company’s unconsolidated investment fund partnerships, for which the Company recognizes its share of earnings under the equity method. The effective interest rates on the Company’s notes receivable and investments in sales-type leases ranged from 7.6% to 12.2% as of June 30, 2026 and 6.0% to 12.2% as of June 30, 2025.
3.  Investments

Joint Ventures

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to form a joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”), a Dublin-based Irish limited company that acquires and leases jet engines. Each partner holds a 50% interest, and the Company uses the equity method in recording investment activity. As of June 30, 2026, WMES owned a lease portfolio of 75 engines and two aircraft, and other parts and equipment with a net book value of $713.8 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to form a joint venture, CASC Willis Lease Company Limited (“CASC Willis”), a Shanghai-based Chinese limited company that acquires and leases jet engines to Chinese airlines. Each partner holds a 50% interest, and the Company uses the equity method in recording investment activity. As of June 30, 2026, CASC Willis owned a lease portfolio of six engines with a net book value of $51.5 million.
In March 2025, the Company entered into an agreement with independent MRO (Maintenance, Repair and Overhaul) provider, Global Engine Maintenance, to form Willis Global Engine Testing (“WGET”), a joint venture established to develop an engine test facility in West Palm Beach, Florida. The Company has a 70% membership interest in WGET; however, WGET is a VIE for which the Company is not the primary beneficiary, as decision-making authority over the activities that most significantly impact economic performance is shared between the partners. Accordingly, WGET is not consolidated, and the Company uses the equity method in recording investment activity. The Company’s maximum exposure to loss is limited to its investment of $4.1 million. In 2025, WGET entered into a contract for the design of the engine test facility. The Company anticipates its portion of the remaining committed amount, which will be funded through future contributions, to be approximately $22.4 million.

The following table presents a roll forward of the Company’s investments in joint ventures:

(in thousands)
Investments in joint ventures as of December 31, 2025	$104,250
Income from joint ventures	6,302
Foreign currency translation adjustment	910
Other comprehensive gain from joint ventures	229
Contributions	29,879
Investments in joint ventures as of June 30, 2026	$141,570

As of June 30, 2026 and as of December 31, 2025, the currency translation adjustment balance was $0.7 million and $1.4 million, respectively.

“Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $2.0 million and $1.8 million during the three months ended June 30, 2026 and 2025, respectively, and $3.9 million and $3.0 million during the six months ended June 30, 2026 and 2025, respectively, related to the servicing of engines for the WMES lease portfolio. Additionally, “Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $0.2 million for both the three and six months ended June 30, 2026, related to a new servicing agreement for the CASC Willis portfolio. No such fees were recognized during the corresponding periods in 2025.

During the six months ended June 30, 2026, the Company sold five engines to WMES for a total of $55.3 million, which resulted in a total gain of $15.3 million for the Company. During the six months ended June 30, 2025, the Company sold three engines and one airframe to WMES for $32.2 million, which resulted in a total gain of $1.6 million for the Company. Additionally, during the six months ended June 30, 2025, the Company sold one engine to WMES for $21.1 million, which resulted in a trading profit of $1.4 million for the Company.

During the six months ended June 30, 2026, the Company did not purchase any engines from WMES. During the six months ended June 30, 2025, the Company purchased an engine from WMES for $7.2 million.

During the six months ended June 30, 2026, the Company did not purchase or sell any engines to CASC Willis. During the six months ended June 30, 2025, the Company sold one engine to CASC Willis for $6.1 million, which resulted in no gain or loss for the Company.

The Company subleased two WMES engines to a third party, with WMES as head lessor. During the six months ended June 30, 2026, one lease continued on a noncancellable three-month term and the other continued on a month-to-month basis. Lease expense for the head lease, recorded in “Technical expense,” was $0.7 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Company paid WMES $1.4 million for fleet management services.

During the six months ended June 30, 2026, the Company made capital contributions of $29.5 million to WMES.

Investment Fund Partnerships

In December 2025, the Company entered into investment fund partnerships with Liberty Mutual Investments (“LMI”) and Blackstone Credit & Insurance (“BXCI”) (together, the “Funds”), referred to as the LMI Fund and the BXCI Fund, respectively. The LMI Fund is expected to invest up to $600 million in loan and loan-like aircraft engine financings and is supported by a warehouse debt facility, while the BXCI Fund is expected to deploy over $1 billion in assets similar to our lease portfolio, including current and next-generation aircraft engines, and is also supported by a warehouse debt facility.

The Company holds a general partnership interest in each Fund but is not the majority owner. The Company holds ownership interests of approximately 10.0% and 17.5% in the LMI Fund and the BXCI Fund, respectively. The limited partners retain substantive kick-out rights, including the ability to liquidate the Funds by simple majority vote. Accordingly, under ASC 810, Consolidation, each Fund is a voting interest entity that the Company does not consolidate, and the Company accounts for its investments under the equity method.

The LMI Fund commenced operations in March 2026, and the BXCI Fund commenced operations in April 2026.

The following table presents a roll forward of the Company’s investments in funds:

(in thousands)
Investments in funds as of December 31, 2025	$—
Investment income	918
Other comprehensive loss from funds	(47)
Contributions	9,707
Investments in funds as of June 30, 2026	$10,578

During the six months ended June 30, 2026, the Company sold 12 notes receivable and investments in sales-type leases to the LMI Fund, for a total of $104.0 million, which resulted in a total gain of $0.6 million for the Company. Also during the six months ended June 30, 2026, the Company sold 14 aircraft engines to the BXCI Fund, for a total of $216.2 million, which resulted in a total gain of $33.3 million for the Company.

The Company, as general partner of the Funds, earns management and advisory fees for providing asset management, administrative, and other advisory services to the Funds, which may also include reimbursement of costs incurred by the Company on behalf of the Funds. The Company also earns management fees for managing assets owned by third parties. Revenue is recognized over time as the related services are performed because the customer simultaneously receives and consumes the benefits of the Company’s performance. Reimbursements of eligible expenses are recognized when the underlying costs are incurred and the Company has a right to consideration. For the three and six months ended June 30, 2026, management and advisory fee income was $2.8 million and $7.7 million, respectively, and included in “Management and advisory fees” in the Company’s Condensed Consolidated Statements of Income. These amounts reflected a combination of management and advisory fees earned by the Company and reimbursement of in-period expenses paid by the Company on behalf of the Funds. For the six months ended June 30, 2026, there was $3.2 million in amounts due from the Funds and included in “Due from affiliates” in the Company’s Condensed Consolidated Balance Sheets. Additionally, there was $1.4 million in amounts due to the Funds and included in “Due to affiliates” in the Company’s Condensed Consolidated Balance Sheets.

In connection with the Funds, the Company’s maximum exposure to loss consists of the Company’s investment of $10.6 million and unfunded capital commitments of $35.3 million. A portion of the Company’s capital commitments is expected to be funded by certain executives and employees through participation arrangements with the Company totaling $10.0 million; however, the Company remains the primary obligor for the full amount of its commitment.

Noncontrolling interest represents the ownership interests held by the executives and employees in the Company’s consolidated general partner entities associated with the Company’s investment funds.

4.  Debt Obligations

Debt obligations consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.875% at June 30, 2026, secured by engines, airframes, and loan assets. The credit facility has a committed amount of $1.75 billion at June 30, 2026, which revolves until the maturity date of April 2031.	$437,000	$650,000
WEST IX Series A 2025 term notes payable at a fixed rate of interest of 5.16%, maturing in December 2050, secured by engines, airframes, and loan assets	329,323	337,400
WEST IX Series B 2025 term note payable at a fixed rate of interest of 5.70%, maturing in December 2050, secured by engines, airframes, and loan assets	54,171	55,500
WEST VIII Series A 2025 term notes payable at a fixed rate of interest of 5.58%, maturing in June 2050, secured by engines, airframes, and loan assets	505,581	514,720
WEST VIII Series B 2025 term note payable at a fixed rate of interest of 6.07%, maturing in June 2050, secured by engines, airframes, and loan assets	69,469	70,725
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	26,000	225,797
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	220,849	225,896
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	30,659	31,360
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	6,336	7,446
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	203,999	210,351
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	28,418	29,303
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	4,300	5,538
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	60,921	142,640
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	8,239	19,152
Willis Warehouse Facility LLC (“WWFL”) credit facility was terminated during the six months ended June 30, 2026	—	82,655
Convertible senior notes at a fixed rate of interest of 2.50%, maturing in May 2031	200,000	—
Other fixed-rate engine notes (interest between 4.23% and 5.91%, and maturity dates between March 2032 and April 2034)	167,004	123,685
	2,352,269	2,732,168
Less: unamortized debt issuance costs and note discounts	(31,365)	(31,830)
Total debt obligations	$2,320,904	$2,700,338

One-month term SOFR was 3.68% and 3.87% as of June 30, 2026 and December 31, 2025, respectively.

Certain notes payable totaling $167.0 million as of June 30, 2026 relate to failed sale-leaseback transactions secured by eight engines. During the six months ended June 30, 2026, the Company entered into two such transactions totaling $45.0 million. The Company has options to repurchase the underlying engines at predetermined prices ranging from $14.7 million to $19.3 million per engine, exercisable between July 2031 and March 2034.

In May 2026, the Company issued $200.0 million aggregate principal amount of 2.50% Convertible Senior Notes due in May 2031. The notes are senior unsecured obligations of the Company and bear interest at a rate of 2.50% per annum, payable semi-annually beginning in November 2026. The notes are initially convertible at a rate of 11.1606 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $89.60 per share, subject to customary anti-dilution adjustments and the terms and conditions of the indenture. The net proceeds from the offering were used to temporarily repay borrowings under the Company’s revolving credit facility until deployed for general corporate purposes. In connection with the offering, the Company amended its revolving credit agreement (Amendment No. 4) to permit the issuance of the notes and related transactions, as well as to make certain conforming revisions.

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

Principal outstanding at June 30, 2026 is expected to be repayable as follows:

Year	(in thousands)
2026	$35,894
2027	129,918
2028	259,088
2029	285,793
2030	35,169
Thereafter	1,606,407
Total	$2,352,269

Virtually all of the Company’s debt requires ongoing compliance with certain financial covenants, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at June 30, 2026.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $437.0 million and $732.7 million of variable rate borrowings at June 30, 2026 and December 31, 2025, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of June 30, 2026, the Company had one interest rate swap agreement, with a total notional amount of $50.0 million. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which matured during the six months ended June 30, 2026. During 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, two of which were terminated during the year ended December 31, 2025 and one of which was terminated during the six months ended June 30, 2026. During 2024, the Company also entered into one fixed-rate interest swap agreement, which had a notional amount of $75.0 million, was partially terminated during the year ended December 31, 2025, and was fully terminated during the six months ended June 30, 2026. During 2025, the Company entered into one fixed-rate interest swap agreement, having a notional amount of $50.0 million, and with a remaining term of 40 months as of June 30, 2026. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The following table displays the total notional amount of the Company’s outstanding fixed-rate interest swap agreements:

Derivatives in Cash Flow Hedging Relationships	As of June 30,	As of December 31,
	2026	2025
	(in thousands)
Interest rate contracts	$50,000	$334,500

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended June 30, 2026.

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

The following table displays the total pre-tax (gain) loss reclassified from accumulated other comprehensive income (“AOCI”) to earnings as a result of the terminations of the interest rate derivative instruments described above, as these forecasted transactions were no longer probable of occurring:

Derivatives in Cash Flow Hedging Relationships		As of June 30,	As of December 31,
	Location of (Gain) Loss	2026	2025
		(in thousands)
Interest rate contracts	Interest expense	$(701)	$2,980

The following table displays the total fair value of the Company’s outstanding fixed-rate interest swap agreements in the Condensed Consolidated Balance Sheets:

		Derivative Assets
Derivatives in Cash Flow Hedging Relationships		As of June 30,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Interest rate contracts	Other assets	$878	$399

		Derivative Liabilities
Derivatives in Cash Flow Hedging Relationships		As of June 30,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Interest rate contracts	Accounts payable and accrued expenses	$—	$286

The Company recorded an adjustment to interest expense of $(37) thousand and $(2.5) million during the three months ended June 30, 2026 and 2025, respectively, from derivative investments. The Company recorded an adjustment to interest expense of $(0.9) million and $(4.9) million during the six months ended June 30, 2026 and 2025, respectively, from derivative investments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and of Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three and six months ended June 30, 2026 and 2025:

Derivatives in Cash Flow Hedging Relationships	Amount of Unrealized Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest rate contracts	$538	$(3,534)	$1,464	$(8,965)
Total	$538	$(3,534)	$1,464	$(8,965)

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
6.  Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. As of June 30, 2026, the Company had $1.0 billion in purchase commitments of equipment that are expected to be satisfied within five fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or cancellations would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, the Company entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. In connection with the purchase agreements, the Company is obligated to perform certain future overhaul and maintenance services, which are currently estimated to aggregate between $106.6 million and $132.1 million by 2030. If such services are not completed by that date, performance may extend through 2035, with total costs not expected to exceed $172.7 million.
7.  Income Taxes

Income tax expense for the three and six months ended June 30, 2026 was $7.8 million and $19.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2026 was 20.5% and 26.1%, respectively. Income tax expense for the three and six months ended June 30, 2025 was $13.9 million and $22.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 18.7% and 22.4%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and a worthless stock deduction recognized on the Company’s foreign sustainable aviation fuel subsidiary, which resulted in an ordinary tax loss.

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

H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The effective tax rate for the three and six months ended June 30, 2026 considers the enactment of OBBBA, which did not have a material impact to income tax expense. OBBBA is not expected to materially impact our 2026 annual effective tax rate.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of June 30, 2026 and December 31, 2025 was estimated to have a fair value of approximately $91.9 million and $138.6 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The Company had no investments in sales-type leases outstanding as of June 30, 2026. The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of December 31, 2025 was estimated to have a fair value of approximately $16.9 million, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of June 30, 2026 and December 31, 2025 was estimated to have a fair value of approximately $2,033.9 million and $2,419.8 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of June 30, 2026 and December 31, 2025, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of June 30, 2026 was $0.9 million, representing an asset and reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2025 was $0.1 million, representing an asset of $0.4 million and a liability of $0.3 million, and reflected within “Other assets” and “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets, respectively. The Company recorded an adjustment to interest expense of $(37) thousand and $(2.5) million during the three months ended June 30, 2026 and 2025, respectively, from derivative investments. The Company recorded an adjustment to interest expense of $(0.9) million and $(4.9) million during the six months ended June 30, 2026 and 2025, respectively, from derivative investments.

Goodwill is assessed for impairment annually, at each year end by comparing the fair values of the reporting units to their carrying amounts. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test.

During the six months ended June 30, 2026, the Company recognized an $8.0 million finite-lived intangible asset in connection with an acquisition of leased aircraft. The intangible asset represents the value assigned to favorable lease contracts associated with the acquired aircraft and is amortized on a straight-line basis over the remaining noncancelable lease terms of the related leases, which have a weighted-average remaining useful life of approximately one year. Amortization expense is recognized within lease rent expense in the Condensed Consolidated Statements of Income. The carrying amount of the favorable lease contract intangible asset was $8.0 million at June 30, 2026.

The Company evaluates the favorable lease contract asset recognized for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount is determined to be unrecoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

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

	Write-down of Equipment
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Equipment held for lease	$3,981	$11,458	$5,130	$13,342
Equipment held for sale	929	—	929	225
Total	$4,910	$11,458	$6,059	$13,567

Write-downs of equipment to their estimated fair values totaled $4.9 million for the three months ended June 30, 2026, reflecting the adjustment of the carrying value of four engines. Write-downs of equipment to their estimated fair values totaled $6.1 million for the six months ended June 30, 2026, reflecting the adjustment of the carrying value of five engines. Write-downs of equipment to their estimated fair values totaled $11.5 million for the three months ended June 30, 2025, reflecting the adjustments of the carrying values of six engines. Write-downs of equipment to their estimated fair values totaled $13.6 million for the six months ended June 30, 2025, reflecting the adjustments of the carrying values of 11 engines.
9.  Earnings Per Share

Basic earnings per common share is computed by dividing net income, less preferred stock dividends and accretion of preferred stock issuance costs, by the weighted average number of common shares outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is determined using the applicable method prescribed by U.S. GAAP, including the treasury stock method for restricted stock awards and non-qualified stock options and the if-converted method for convertible securities, as applicable. Common stock equivalents are not included in diluted earnings per share when their inclusion is anti-dilutive. Additionally, redeemable preferred stock is not convertible and does not affect dilutive shares.

Potentially dilutive securities for the three and six months ended June 30, 2026 included restricted stock awards, a non-qualified stock option, and the Company’s 2.50% Convertible Senior Notes due 2031. The Convertible Senior Notes were evaluated using the if-converted method and were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2026 because the average market price of the Company’s common stock did not exceed the conversion price during the period and, accordingly, the assumed conversion would have been anti-dilutive. There were approximately 537,000 and 333,000 anti-dilutive weighted shares excluded from the computations of diluted weighted average earnings per common share for the three and six months ended June 30, 2025.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$28,745	$58,955	$52,406	$74,431

Basic weighted average common shares outstanding	21,127	20,367	20,733	20,094
Potentially dilutive common shares	886	603	1,152	891
Diluted weighted average common shares outstanding	22,013	20,970	21,885	20,985

Basic weighted average earnings per common share	$1.36	$2.89	$2.53	$3.70
Diluted weighted average earnings per common share	$1.31	$2.81	$2.39	$3.55
10. Equity

Common Stock Repurchase

In December 2024, the Board of Directors (the “Board”) approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. During the six months ended June 30, 2026 and 2025, no shares were repurchased under the plan. At June 30, 2026, approximately $39.6 million of common stock was available to purchase shares under the plan.

Redeemable Preferred Stock

The rights and privileges of the Series A Preferred Stock are described below:

Voting Rights: Holders of the Series A Preferred Stock do not have general voting rights.

Dividends: The Company’s Series A Preferred Stock accrues quarterly dividends at the rate per annum of 8.35% per share. During the six months ended June 30, 2026 and 2025, the Company paid total preferred stock dividends of $2.7 million and $3.0 million, respectively. As of June 30, 2026, the Company had approximately $1.1 million in preferred stock dividends accrued but not paid, or approximately $0.11 per share of the Series A Preferred Stock.

Liquidation Preference: The holders of the Series A Preferred Stock have preference in the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the corporation, including a merger or consolidation. Upon such liquidation event, the Preferred Stockholders are entitled to be paid out of the assets of the Company available for distribution to its stockholders after payment of all the Company’s indebtedness and other obligations and before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock an amount equal to $6.667 per share, plus any declared but unpaid dividends.

Redemption: The Series A Preferred Stock has no stated maturity date. The holders of the Series A Preferred Stock have the option to require the Company to redeem all or any portion of the Series A Preferred Stock for cash upon occurrence of any of the following: (i) a material breach of the Stock Purchase Agreement, (ii) changes in the ownership structure of the Company, including by means of a change of control transaction, (iii) incurrence of operating loss or ordinary loss by the Company for two consecutive fiscal years, (iv) the Company’s surplus is less than its liquidation value at certain specified measurement dates, (v) occurrence of a merger, consolidation, or sale of greater than 50% of the Company’s assets, or (vi) the occurrence of liquidity events as set forth in the Stock Purchase Agreement. The redemption price is $6.667 per share plus dividends accrued but not paid. The Company is accreting the Series A Preferred Stock to redemption value over the period from the date of issuance to the date first callable by the Series A Preferred stockholders (September 27, 2031), such that the carrying amount of the security will equal the redemption amount at the earliest redemption date.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
2023 Incentive Stock Plan	$12,693	$16,711	$26,430	$23,568
Employee Stock Purchase Plan	10	40	25	90
Total Stock Compensation Expense	$12,703	$16,751	$26,455	$23,658

Under the 2023 Incentive Stock Plan (the “2023 Plan”), stock-based compensation is generally in the form of restricted stock awards (“RSAs”). The RSAs are subject to either service-based vesting, which is typically between one and four years, in which a specific period of continued employment must pass before an award vests, or performance-based vesting, which is typically between one and three years. The expense associated with these awards is recognized on a straight-line basis over the respective vesting period, with forfeitures accounted for as they occur. As it relates to performance-based awards, accrual of compensation expense is based on the probable outcome of the performance condition. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date fair value of the award tranche that is actually vested at that date.

In November 2025, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option to our Executive Chairman, to purchase up to 900,000 shares of the Company’s common stock. The option award vests in four equal annual installments and has a six-year term. The expense associated with this option is recognized on a straight-line basis over the vesting period.

As of June 30, 2026, the Company had granted 8,531,064 shares under the 2023 Plan and had 1,623,813 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the six months ended June 30, 2026:

Shares
Balance of unvested shares as of December 31, 2025	2,507,679
Shares granted	535,446
Shares forfeited	(110,970)
Shares vested	(1,268,520)
Balance of unvested shares as of June 30, 2026	1,663,635

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 1,275,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 3,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the six months ended June 30, 2026 and 2025, 6,714 and 4,593 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

The Company’s Chief Operating Decision Maker (“CODM”) is Austin Willis, Chief Executive Officer. The CODM uses segment income (loss) from operations to evaluate the operating performance of each reportable segment, assess trends affecting each business, and make decisions regarding the allocation of resources, including capital investments and operational priorities. Although the Company believes there are synergies between its two reportable segments, the segments are managed separately because each requires different business strategies.

Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

The following tables present a summary of the reportable segments (in thousands):

Three months ended June 30, 2026	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$77,137	$—	$—	$77,137
Maintenance reserve revenue	46,456	—	—	46,456
Spare parts and equipment sales	10,711	18,490	(8,021)	21,180
Interest revenue	1,183	—	—	1,183
Gain on sale of leased equipment	32,038	—	—	32,038
Gain on sale of financial assets	154	—	—	154
Maintenance services revenue	8,983	—	—	8,983
Management and advisory fees	5,524	—	—	5,524
Other revenue	1,225	277	(140)	1,362
Total revenue	183,411	18,767	(8,161)	194,017

Expenses:
Depreciation and amortization expense	29,056	12	—	29,068
Cost of spare parts and equipment sales	5,435	17,493	(7,831)	15,097
Cost of maintenance services	10,571	—	(221)	10,350
Write-down of equipment	4,910	—	—	4,910
General and administrative	54,147	1,412	—	55,559
Technical expense	9,916	—	31	9,947
Net finance costs:
Interest expense	29,689	—	—	29,689
Loss on debt extinguishment	5,421	—	—	5,421
Total finance costs	35,110	—	—	35,110
Total expenses	149,145	18,917	(8,021)	160,041
Income (loss) from operations	$34,266	$(150)	$(140)	$33,976

Three months ended June 30, 2025	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$72,268	$—	$—	$72,268
Maintenance reserve revenue	50,743	—	—	50,743
Spare parts and equipment sales	21,157	10,421	(1,224)	30,354
Interest revenue	3,649	—	—	3,649
Gain on sale of leased equipment	27,582	—	—	27,582
Maintenance services revenue	8,031	—	—	8,031
Management and advisory fees	2,588	—	—	2,588
Other revenue	286	43	(42)	287
Total revenue	186,304	10,464	(1,266)	195,502

Expenses:
Depreciation and amortization expense	27,538	12	—	27,550
Cost of spare parts and equipment sales	19,768	9,328	(994)	28,102
Cost of maintenance services	8,847	—	(226)	8,621
Write-down of equipment	11,458	—	—	11,458
General and administrative	49,162	1,267	—	50,429
Technical expense	7,512	—	(4)	7,508
Net finance costs:
Interest expense	33,569	—	—	33,569
Total finance costs	33,569	—	—	33,569
Total expenses	157,854	10,607	(1,224)	167,237
Income (loss) from operations	$28,450	$(143)	$(42)	$28,265

Six months ended June 30, 2026	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$154,522	$—	$—	$154,522
Maintenance reserve revenue	101,968	—	—	101,968
Spare parts and equipment sales	22,412	35,936	(15,481)	42,867
Interest revenue	3,971	—	—	3,971
Gain on sale of leased equipment	49,997	—	—	49,997
Gain on sale of financial assets	592	—	—	592
Maintenance services revenue	18,752	—	—	18,752
Management and advisory fees	13,419	—	—	13,419
Other revenue	2,095	448	(268)	2,275
Total revenue	367,728	36,384	(15,749)	388,363

Expenses:
Depreciation and amortization expense	59,223	23	—	59,246
Cost of spare parts and equipment sales	11,139	33,579	(15,204)	29,514
Cost of maintenance services	19,479	—	(269)	19,210
Write-down of equipment	6,059	—	—	6,059
General and administrative	109,379	2,784	—	112,163
Technical expense	19,643	—	(8)	19,635
Net finance costs:
Interest expense	62,322	—	—	62,322
Loss on debt extinguishment	12,448	—	—	12,448
Total finance costs	74,770	—	—	74,770
Total expenses	299,692	36,386	(15,481)	320,597
Income (loss) from operations	$68,036	$(2)	$(268)	$67,766

Six months ended June 30, 2025	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Revenue:
Lease rent revenue	$140,007	$—	$—	$140,007
Maintenance reserve revenue	105,602	—	—	105,602
Spare parts and equipment sales	23,455	29,101	(3,962)	48,594
Interest revenue	7,583	—	—	7,583
Gain on sale of leased equipment	32,019	—	—	32,019
Gain on sale of financial assets	378	—	—	378
Maintenance services revenue	13,617	—	—	13,617
Management and advisory fees	4,551	—	—	4,551
Other revenue	787	185	(89)	883
Total revenue	327,999	29,286	(4,051)	353,234

Expenses:
Depreciation and amortization expense	52,543	31	—	52,574
Cost of spare parts and equipment sales	21,275	25,831	(3,681)	43,425
Cost of maintenance services	14,223	—	(273)	13,950
Write-down of equipment	13,567	—	—	13,567
General and administrative	95,957	2,192	—	98,149
Technical expense	13,746	—	(8)	13,738
Net finance costs:
Interest expense	65,663	—	—	65,663
Total finance costs	65,663	—	—	65,663
Total expenses	276,974	28,054	(3,962)	301,066
Income from operations	$51,025	$1,232	$(89)	$52,168

	Leasing and Related Operations	Spare Parts Sales	Eliminations	Total
Total assets as of June 30, 2026	$3,594,919	$58,257	$—	$3,653,176
Total assets as of December 31, 2025	$3,873,077	$63,238	$—	$3,936,315
13. Related Party Transactions

Joint Ventures

“Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $2.0 million and $1.8 million during the three months ended June 30, 2026 and 2025, respectively, and $3.9 million and $3.0 million during the six months ended June 30, 2026 and 2025, respectively, related to the servicing of engines for the WMES lease portfolio. Additionally, “Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $0.2 million for both the three and six months ended June 30, 2026, related to a new servicing agreement for the CASC Willis portfolio. No such fees were recognized during the corresponding periods in 2025.

During the six months ended June 30, 2026, the Company sold five engines to WMES for a total of $55.3 million, which resulted in a total gain of $15.3 million for the Company. During the six months ended June 30, 2025, the Company sold three engines and one airframe to WMES for $32.2 million, which resulted in a total gain of $1.6 million for the Company. Additionally, during the six months ended June 30, 2025, the Company sold one engine to WMES for $21.1 million, which resulted in a trading profit of $1.4 million for the Company.

During the six months ended June 30, 2026, the Company did not purchase any engines from WMES. During the six months ended June 30, 2025, the Company purchased an engine from WMES for $7.2 million.

During the six months ended June 30, 2026, the Company did not purchase or sell any engines to CASC Willis. During the six months ended June 30, 2025, the Company sold one engine to CASC Willis for $6.1 million, which resulted in no gain or loss for the Company.

The Company subleased two WMES engines to a third party, with WMES as head lessor. During the six months ended June 30, 2026, one lease continued on a noncancellable three-month term and the other continued on a month-to-month basis. Lease expense for the head lease, recorded in “Technical expense,” was $0.7 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Company paid WMES $1.4 million for fleet management services.

During the six months ended June 30, 2026, the Company made capital contributions of $29.5 million to WMES.

Investment Fund Partnerships

During the six months ended June 30, 2026, the Company sold 12 notes receivable and investments in sales-type leases to the LMI Fund, for a total of $104.0 million, which resulted in a total gain on sale of financial assets of $0.6 million for the Company. Also during the six months ended June 30, 2026, the Company sold 14 aircraft engines to the BXCI Fund, for a total of $216.2 million, which resulted in a total gain of $33.3 million for the Company. The LMI Fund and the BXCI Fund are considered related parties as the Company serves as general partner.

The Company, as general partner of the Funds, earns management and advisory fees and expense reimbursements. For the three and six months ended June 30, 2026, the Company recognized management and advisory fee income of $2.8 million and $7.7 million, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Income. These amounts reflected a combination of management and advisory fees earned by the Company and reimbursement of in-period expenses paid by the Company on behalf of the Funds. For the six months ended June 30, 2026, there was $3.2 million in amounts due from the Funds and included in “Due from affiliates” in the Company’s Condensed Consolidated Balance Sheets. Additionally, there was $1.4 million in amounts due to the Funds and included in “Due to affiliates” in the Company’s Condensed Consolidated Balance Sheets.
14. Subsequent Events
On July 10, 2026, the Company entered into an agreement to acquire 100% of the equity interests in certain aircraft leasing entities for a base purchase price of approximately $379.3 million. The transaction includes a portfolio of leased aircraft and engines held through various special-purpose entities and, as part of the related financing structure, certain acquired aircraft and engine assets will be transferred to designated borrower entities following closing.
On July 17, 2026, the Company effected a three-for-one forward stock split through an amendment to its Certificate of Incorporation. Trading on a split-adjusted basis commenced on July 21, 2026.
On July 29, 2026, the Board of Directors of the Company declared a quarterly dividend of $0.133 per share on the Company’s outstanding common stock. The dividend is payable on August 21, 2026 to stockholders of record at the close of business on August 11, 2026.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of June 30, 2026, the majority of our leases were operating leases, with the exception of certain sale-leaseback transactions that do not meet lease criteria and are therefore classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842, Leases, and investments in sales-type leases. As of June 30, 2026, we had 73 lessees in 42 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of June 30, 2026, we had $2,783.4 million of equipment held in our operating lease portfolio, $89.3 million of notes receivable, and $83.6 million of maintenance rights, which represented 334 engines, 22 aircraft, one marine vessel, and other leased parts and equipment. As of June 30, 2026, we also managed 145 engines, one airframe, and related equipment on behalf of other parties.

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

Recent Developments
On July 10, 2026, a subsidiary of the Company entered into an agreement to acquire 100% of the equity interests in WNG II Aircraft Leasing (Cayman) Ltd. and WNG Aircraft Management 3, LLC from WNG Capital affiliates for a base purchase price of approximately $379.3 million, which amount will be adjusted downward to take into account basic rent received, maintenance reserves received, cash security deposits and other revenue received from and after an agreed upon historical economic closing date, in addition to other potential purchase price adjustments. The transaction includes a portfolio of commercial aircraft and spare aircraft engines. Completion of the acquisition is subject to the satisfaction or waiver of customary closing conditions, and no assurances can be given that all such conditions will be met.

On July 17, 2026, the Company effected a three-for-one forward stock split through an amendment to its Certificate of Incorporation. Trading on a split-adjusted basis commenced on July 21, 2026. All information in this Quarterly Report on 10-Q has been adjusted for the stock split.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.
Results of Operations
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Revenue is summarized as follows:

	Three months ended June 30,
	2026	2025	% Change
	(dollars in thousands)
Lease rent revenue	$77,137	$72,268	6.7%
Maintenance reserve revenue	46,456	50,743	(8.4)%
Spare parts and equipment sales	21,180	30,354	(30.2)%
Interest revenue	1,183	3,649	(67.6)%
Gain on sale of leased equipment	32,038	27,582	16.2%
Gain on sale of financial assets	154	—	nm
Maintenance services revenue	8,983	8,031	11.9%
Management and advisory fees	5,524	2,588	113.4%
Other revenue	1,362	287	374.6%
Total revenue	$194,017	$195,502	(0.8)%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $4.9 million, or 6.7%, to $77.1 million in the three months ended June 30, 2026, from $72.3 million for the three months ended June 30, 2025. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period.

At June 30, 2026, the Company had $2,783.4 million of equipment held in our operating lease portfolio, $89.3 million of notes receivable, and $83.6 million of maintenance rights. At June 30, 2025, the Company had $2,606.6 million of equipment held in our operating lease portfolio, $171.8 million of notes receivable, $34.7 million of maintenance rights, and $16.8 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 85.0% and 87.2% for the three months ended June 30, 2026 and 2025, respectively.

Two customers accounted for approximately 11%, each, of the Company’s total lease rent revenue during the three months ended June 30, 2026, and two customers accounted for approximately 13% and 10%, each, of the Company’s total lease rent revenue during the three months ended June 30, 2025.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $4.3 million, or 8.4%, to $46.5 million for the three months ended June 30, 2026, from $50.7 million for the three months ended June 30, 2025. We recognized $7.5 million in long-term maintenance revenue for the three months ended June 30, 2026, compared to $0.5 million in long-term maintenance revenue recognized in the prior comparable period as the maintenance reserves and end-of-lease payments for engines coming off lease exceeded those in the prior comparable period. Long-term maintenance revenue is influenced by end-of-lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Engines on lease with “non-reimbursable” usage fees generated $39.0 million of short-term maintenance revenues, compared to $50.2 million in the comparable prior period. Short-term maintenance revenues are a proxy for flight time of our portfolio of engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $9.2 million, or 30.2%, to $21.2 million for the three months ended June 30, 2026, compared to $30.4 million for the three months ended June 30, 2025. Spare parts sales were $11.1 million and $9.2 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.8 million, or 19.7%, compared to the same period in 2025. The increase in spare parts sales reflects variations in the timing of sales to third-party customers and is not reflective of intra-company sales as the parts business provides used serviceable material across the broader Willis platform. Equipment sales for the three months ended June 30, 2026 were $10.1 million for the sale of two engines and one airframe. The trading profit on the sales of these engines was $5.0 million, representing a 49% margin. Equipment sales for the three months ended June 30, 2025 were $21.1 million for the sale of one engine.

Interest Revenue. Interest revenue decreased by $2.5 million, or 67.6%, for the three months ended June 30, 2026, as compared to that of the three months ended June 30, 2025. The decrease was due to a lower balance of notes receivable and sales-type leases outstanding during the respective periods, partially attributable to the Company’s sale of 12 notes receivable and sales-type leases to the Company’s investment fund partnership with Liberty Mutual Investments (“LMI”) (“LMI Fund”) during the six months ended June 30, 2026.

Gain on Sale of Leased Equipment. During the three months ended June 30, 2026, we sold 21 engines and other parts and equipment from the lease portfolio for $224.8 million less economic closing adjustments, resulting in a net gain of $32.0 million. During the three months ended June 30, 2025, we sold 14 engines, two airframes, and other parts and equipment from the lease portfolio for $91.1 million less economic closing adjustments, resulting in a net gain of $27.6 million.

Gain on Sale of Financial Assets. During the three months ended June 30, 2026, we sold one note receivable to the LMI Fund, for a net gain of $0.2 million. There was no gain on sale of financial assets during the three months ended June 30, 2025.

Maintenance Services Revenue. Maintenance services revenue predominantly represent fleet management, engine and aircraft storage and repair services, and revenue related to FBO services provided to third parties, such as refueling, maintenance, and hangar services. Maintenance services revenue increased by $1.0 million, or 11.9%, to $9.0 million for the three months ended June 30, 2026, from $8.0 million for the three months ended June 30, 2025. The increase reflects growth in engine and aircraft storage and repair services partially offset by the lack of fleet management revenues in the current period due to the sale of that business in 2025.

Management and Advisory Fees. Management and advisory fees increased by $2.9 million to $5.5 million for the three months ended June 30, 2026, from $2.6 million for the three months ended June 30, 2025, primarily driven by $2.8 million of fees earned from the LMI Fund and the Blackstone Credit & Insurance (“BXCI”) (“BXCI Fund”) in the Company’s role as general partner. The LMI Fund and the BXCI Fund commenced operations in March and April 2026, respectively. Accordingly, the Company’s results for the three months ended June 30, 2026 reflect only a partial period of operations associated with the BXCI Fund, including reimbursements received for formation and other costs incurred by the Company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.5 million, or 5.5%, to $29.1 million for the three months ended June 30, 2026, compared to $27.6 million for the three months ended June 30, 2025. The increase is primarily due to an increase in the size of our lease portfolio and the timing of placing acquired engines on lease.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $13.0 million, or 46.3%, to $15.1 million for the three months ended June 30, 2026, compared to $28.1 million for the three months ended June 30, 2025. Cost of spare parts sales were $9.9 million and $8.3 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.6 million, or 19.4%, reflecting the increase in spare parts sales. Cost of equipment sales were $5.1 million and $19.8 million for the three months ended June 30, 2026 and 2025, respectively, reflecting the decrease in equipment sales.

Cost of Maintenance Services. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services provided to third parties. Cost of maintenance services increased by $1.7 million, or 20.1%, to $10.4 million for the three months ended June 30, 2026, compared to $8.6 million for the three months ended June 30, 2025, reflecting the increase in maintenance services revenue.

Write-down of Equipment. There was $4.9 million in write-downs of equipment for the three months ended June 30, 2026, reflecting the write-down of four engines. There was $11.5 million in write-downs of equipment for the three months ended June 30, 2025, reflecting the write-down of six engines.

General and Administrative Expenses. General and administrative expenses increased by $5.1 million, or 10.2%, to $55.6 million for the three months ended June 30, 2026, compared to $50.4 million for the three months ended June 30, 2025. The increase was primarily driven by the prior comparable period including $6.3 million in government grant receipts for the now discontinued sustainable aviation fuel project, along with the current period including a $2.7 million increase in legal fees primarily related to the Company’s financing and strategic initiatives. These increases were partially offset by a $3.4 million decrease in personnel costs, primarily reflecting a $4.0 million reduction in share-based compensation resulting from changes made to the structuring of new employee equity awards following the appreciation in the Company’s stock price. General and administrative costs for the three months ended June 30, 2026 also included $1.6 million of costs which were recharged to the LMI Fund and BXCI Fund, with the associated revenue of $1.6 million included in Management and Advisory Fees.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $2.4 million to $9.9 million for the three months ended June 30, 2026, compared to $7.5 million for the three months ended June 30, 2025, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased $1.5 million, or 4.6%, to $35.1 million for the three months ended June 30, 2026, compared to $33.6 million for the three months ended June 30, 2025. The increase was primarily attributable to a $5.4 million loss on debt extinguishment recognized in the current period, with no comparable loss in the prior period, resulting from the Company’s refinancing and capital restructuring activities. Interest expense also increased by $6.9 million and $5.1 million on the Willis Engine Structured Trust VIII (“WEST VIII”) and Willis Engine Structured Trust IX (“WEST IX”) notes payable, respectively, which were issued in June 2025 and December 2025. These increases were partially offset by a $6.3 million decrease in interest expense on the Company’s revolving credit facility, reflecting a lower average outstanding balance during the three months ended June 30, 2025. Interest expense also declined by $5.4 million for Willis Engine Structured Trust VII (“WEST VII”) and $3.9 million for Willis Warehouse Facility LLC (“WWFL”), as those notes payable were paid down or terminated.

Gain on Sale of Business. During the three months ended June 30, 2025, Willis Asset Management Limited (“WAML”), a wholly-owned subsidiary of the Company entered into a Share Purchase Agreement (the “SPA”), by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of Bridgend Asset Management Limited (“BAML”), a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

Income Tax Expense. Income tax expense was $7.8 million for the three months ended June 30, 2026, compared to income tax expense of $13.9 million for the three months ended June 30, 2025. The effective tax rate for the second quarter of 2026 was 20.5%, compared to 18.7% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a worthless stock deduction recognized on the Company’s foreign sustainable aviation fuel subsidiary, which resulted in an ordinary tax loss. The effective tax rate variance in the prior year period was also impacted by the sale of the Company’s entire issued share capital of BAML, for which no statutory tax was due on the gain recognized.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Revenue is summarized as follows:

	Six months ended June 30,
	2026	2025	% Change
	(dollars in thousands)
Lease rent revenue	$154,522	$140,007	10.4%
Maintenance reserve revenue	101,968	105,602	(3.4)%
Spare parts and equipment sales	42,867	48,594	(11.8)%
Interest revenue	3,971	7,583	(47.6)%
Gain on sale of leased equipment	49,997	32,019	56.1%
Gain on sale of financial assets	592	378	56.6%
Maintenance services revenue	18,752	13,617	37.7%
Management and advisory fees	13,419	4,551	194.9%
Other revenue	2,275	883	157.6%
Total revenue	$388,363	$353,234	9.9%

Lease Rent Revenue. Lease rent revenue increased by $14.5 million, or 10.4%, to $154.5 million for the six months ended June 30, 2026, compared to $140.0 million for the six months ended June 30, 2025. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period as well as an increase in average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) of equipment held in our operating lease portfolio.
At June 30, 2026, the Company had $2,783.4 million of equipment held in our operating lease portfolio, $89.3 million of notes receivable, and $83.6 million of maintenance rights. At June 30, 2025, the Company had $2,606.6 million of equipment held in our operating lease portfolio, $171.8 million of notes receivable, $34.7 million of maintenance rights, and $16.8 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 85.4% and 83.6% for the six months ended June 30, 2026 and 2025, respectively.
Two customers accounted for approximately 11%, each, of the Company’s total lease rent revenue during the six months ended June 30, 2026, and two customers accounted for approximately 13% and 10% of the Company’s total lease rent revenue during the six months ended June 30, 2025.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $3.6 million, or 3.4%, to $102.0 million for the six months ended June 30, 2026 from $105.6 million for the six months ended June 30, 2025. Long-term maintenance revenue was $19.9 million for the six months ended June 30, 2026, compared to $10.1 million in the prior year period as the maintenance reserves and end-of-lease payments for engines coming off lease exceeded those in the prior comparable period. Long-term maintenance revenue is influenced by end-of-lease compensation and the realization of long-term maintenance reserves associated with engines coming off lease. Engines on lease with “non-reimbursable” usage fees generated $82.1 million of short-term maintenance revenues compared to $95.5 million in the comparable prior period. Short-term maintenance revenues are a proxy for flight time of our portfolio of engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales decreased by $5.7 million, or 11.8%, to $42.9 million for the six months ended June 30, 2026 compared to $48.6 million in the prior year period. Spare parts sales were $21.3 million and $25.3 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $3.9 million, or 15.6%, compared to the same period in 2025. The decrease in spare parts sales reflects variations in the timing of sales to third-party customers and is not reflective of intra-company sales as the parts business provides used serviceable material across the broader Willis platform. Equipment sales for the six months ended June 30, 2026 were $21.5 million for the sale of five engines and one airframe, and equipment sales for the six months ended June 30, 2025 were $23.3 million for the sale of two engines.

Interest Revenue. Interest revenue decreased by $3.6 million, or 47.6%, to $4.0 million for the six months ended June 30, 2026 compared to $7.6 million for the six months ended June 30, 2025. The decrease was due to a lower balance of notes receivable and sales-type leases outstanding during the respective periods, partially attributable to the Company’s sale of 12 notes receivable and sales-type leases to the Company’s investment fund partnership with LMI during the six months ended June 30, 2026.

Gain on Sale of Leased Equipment. During the six months ended June 30, 2026, we sold 35 engines and other parts and equipment from the lease portfolio for $284.8 million less economic closing adjustments, resulting in a net gain of $50.0 million. During the six months ended June 30, 2025, we sold 21 engines, three airframes, and other parts and equipment from the lease portfolio for $138.8 million less economic closing adjustments, resulting in a net gain of $32.0 million.

Gain on Sale of Financial Assets. During the six months ended June 30, 2026, we sold 12 notes receivable and investments in sales-type lease assets for a net gain of $0.6 million. During the six months ended June 30, 2025, we sold two investments in sales-type lease assets for a net gain of $0.4 million.

Maintenance Services Revenue. Maintenance services revenue increased by $5.1 million, or 37.7%, to $18.8 million for the six months ended June 30, 2026, from $13.6 million for the six months ended June 30, 2025. The increase reflects growth in engine and aircraft storage and repair services partially offset by the lack of fleet management revenues in the current period due to the sale of that business in 2025.

Management and Advisory Fees. Management and advisory fees increased by $8.9 million to $13.4 million for the six months ended June 30, 2026, from $4.6 million for the six months ended June 30, 2025, primarily driven by $7.7 million of fees earned from the LMI Fund and the BXCI Fund in the Company’s role as general partner. The LMI Fund and the BXCI Fund commenced operations in March and April 2026, respectively. Accordingly, the Company’s results for the six months ended June 30, 2026 reflect only a partial period of operations associated with these funds, including reimbursements received for formation and other costs incurred by the Company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $6.7 million, or 12.7%, to $59.2 million for the six months ended June 30, 2026 compared to $52.6 million for the six months ended June 30, 2025. The increase is primarily due to an increase in the size of our lease portfolio and the timing of placing acquired engines on lease.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales decreased by $13.9 million, or 32.0%, to $29.5 million for the six months ended June 30, 2026 compared to $43.4 million for the six months ended June 30, 2025. Cost of spare parts sales were $18.7 million and $22.2 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $3.5 million, or 15.6%, reflecting the decrease in spare parts sales. Cost of equipment sales were $10.8 million and $21.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Cost of Maintenance Services. Cost of maintenance services increased by $5.3 million, or 37.7%, to $19.2 million for the six months ended June 30, 2026, compared to $14.0 million for the six months ended June 30, 2025, reflecting the increase in maintenance services revenue.

Write-down of Equipment. Write-down of equipment was $6.1 million for the six months ended June 30, 2026, reflecting the write-down of five engines. Write-down of equipment was $13.6 million for the six months ended June 30, 2025, reflecting the write-down of 11 engines.

General and Administrative Expenses. General and administrative expenses increased by $14.0 million, or 14.3%, to $112.2 million for the six months ended June 30, 2026 compared to $98.1 million for the six months ended June 30, 2025. The increase was primarily driven by a $9.1 million rise in personnel costs, including a $2.8 million increase in share-based compensation and a $6.6 million increase in wages. The higher share-based compensation reflects appreciation in the market value of the Company’s equity, as well as equity awards granted to new personnel to support the Company’s continued growth. The increase in wages was primarily attributable to higher headcount supporting the Company’s expanding operations. General and administrative expenses also increased due to a $4.8 million rise in legal fees primarily related to financing and strategic initiatives. These increases were partially offset by a $7.1 million decrease in consulting fees, primarily resulting from the Company’s decision to discontinue its sustainable aviation fuel project. General and administrative costs for the six months ended June 30, 2026 also included $6.5 million of costs which were recharged to the LMI Fund and BXCI Fund, with the associated revenue of $6.5 million included in Management and Advisory Fees.

Technical Expense. Technical expense increased by $5.9 million, or 42.9%, to $19.6 million for the six months ended June 30, 2026 compared to $13.7 million for the six months ended June 30, 2025, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased by $9.1 million, or 13.9%, to $74.8 million for the six months ended June 30, 2026 compared to $65.7 million for the six months ended June 30, 2025. The increase was primarily attributable to a $12.4 million loss on debt extinguishment recognized in the current period, with no comparable loss in the prior year period, resulting from the Company’s refinancing and capital restructuring activities. Interest expense also increased by $15.2 million and $10.1 million on the WEST VIII and WEST IX notes payable, respectively, which were issued in June 2025 and December 2025. In addition, derivative-related receipts decreased to $0.9 million from $4.9 million in the prior year period, primarily because certain interest rate swap positions were either terminated or matured. These increases were partially offset by a $10.3 million decrease in interest expense on the Company’s revolving credit facility, reflecting a lower average outstanding balance during the six months ended June 30, 2026. Interest expense also declined by $9.0 million for WEST VII, $6.5 million for WWFL, and $5.4 million for Willis Engine Structured Trust IV (“WEST IV”), as those notes payable were paid down or terminated.

Gain on Sale of Business. During the six months ended June 30, 2025, WAML, a wholly-owned subsidiary of the Company entered into a SPA, by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of BAML, a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

Income Tax Expense. Income tax expense was $19.6 million for the six months ended June 30, 2026 compared to $22.3 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was 26.1% compared to 22.4% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code, and a worthless stock deduction recognized on the Company’s foreign sustainable aviation fuel subsidiary, which resulted in an ordinary tax loss. The effective tax rate variance in the prior year period was also impacted by the sale of the Company’s entire issued share capital of BAML, for which no statutory tax was due on the gain recognized.

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

Adjusted EBITDA was approximately $120.7 million and $116.1 million for the three months ended June 30, 2026 and 2025, respectively, and $244.6 million and $219.4 million for the six months ended June 30, 2026 and 2025, respectively. The increases in Adjusted EBITDA were primarily driven by the changes noted in the Results of Operations section above. See below for the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income attributable to common shareholders.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income attributable to common shareholders	$28,745	$58,955	$52,406	$74,431
Add: Income tax expense	7,828	13,920	19,583	22,305
Add: Interest expense	29,689	33,569	62,322	65,663
Add: Preferred stock dividends/costs	1,423	1,422	2,845	2,815
Add: Loss on debt extinguishment	5,421	—	12,448	—
Add: Depreciation and amortization expense	29,068	27,550	59,246	52,574
Add: Stock compensation expense	12,703	16,751	26,455	23,658
Add: Write-down of equipment	4,910	11,458	6,059	13,567
Add: Acquisition, financing and divestitures related expenses	2,560	662	4,802	828
Less: Other (1)	(1,610)	(48,226)	(1,581)	(36,449)
Adjusted EBITDA	$120,737	$116,061	$244,585	$219,392
________________________________________________________

1.During the three and six months ended June 30, 2026, the Company recognized non-recurring project expenses of $(1.6) million and $(1.6) million, respectively, related to its sustainable aviation fuel project. The negative expense recognized during the three-month and six-month periods reflect government grant proceeds recognized in the second quarter of 2026. During the three and six months ended June 30, 2025, the Company recognized non-recurring project expenses of $(5.3) million and $6.5 million, respectively, related to its sustainable aviation fuel project, for which the Company subsequently decided to cease further investment. The negative expense recognized during the three-month period reflects government grant proceeds received in the second quarter of 2025. Additionally, during the three and six months ended June 30, 2025, the Company recognized $43.0 million in relation to the gain on sale of the BAML business.
Financial Position, Liquidity and Capital Resources
Liquidity
At June 30, 2026, the Company had $10.7 million of cash and cash equivalents and $161.5 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $803.0 million and $851.1 million for the six months ended June 30, 2026 and 2025, respectively, was derived from our borrowing activities. In these same time periods, $1,182.9 million and $309.6 million, respectively, was used to pay down related debt. At June 30, 2026, the Company had approximately $1.3 billion of unused borrowing capacity on its credit facility.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion

Cash flows provided by operating activities were $134.2 million and $145.2 million for the six months ended June 30, 2026 and 2025, respectively. The $11.0 million, or 7.6%, decrease in operating cash flows was primarily driven by a period over period $9.9 million decrease in accounts payable and accrued expenses, as well as a period over period $8.1 million decrease in maintenance reserves. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term, and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. The average utilization rate (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) for the six months ended June 30, 2026 and 2025 was approximately 85.4% and 83.6%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $78.2 million for the six months ended June 30, 2026 and primarily reflected $401.9 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period), $42.5 million for the issuance of notes receivable, and $39.6 million for the purchase of investments and contributions to joint ventures, partially offset by proceeds from sale of equipment (net of selling expenses) of $302.8 million, proceeds from sale of notes receivable (net of selling expenses) of $88.4 million, and proceeds from sale of investments of sales-type leases of $15.5 million. Cash flows used in investing activities were $2.2 million for the six months ended June 30, 2025 and primarily reflected $154.9 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $17.1 million for the purchase of property, equipment and furnishings, which was primarily related to leasehold improvements, partially offset by proceeds from sale of equipment (net of selling expenses) of $141.9 million and proceeds from sale of business of $23.1 million.
Cash flows used in financing activities were $430.7 million for the six months ended June 30, 2026 and primarily reflected $1,182.9 million in principal payments, $27.9 million in cancellation of restricted stock units in satisfaction of withholding tax, $11.5 million in debt issuance costs, and $6.2 million in common stock cash dividends paid, partially offset by $803.0 million in proceeds from debt obligations. Cash flows provided by financing activities were $507.1 million for the six months ended June 30, 2025 and primarily reflected $851.1 million in proceeds from debt obligations, partially offset by $309.6 million in principal payments and $18.7 million in cancellation of restricted stock in satisfaction of withholding tax.
Cash Dividends
During the six months ended June 30, 2026 and June 30, 2025, the Company paid cash dividends of $6.2 million and $3.7 million, respectively, to shareholders of common stock.
Preferred Stock Dividends
The Company’s Series A Preferred Stock accrues quarterly dividends at the rate per annum of 8.35% per share. During each of the six months ended June 30, 2026 and 2025, the Company paid total preferred stock dividends of $2.7 million and $3.0 million, respectively.
Debt Obligations and Covenant Compliance
At June 30, 2026, debt obligations consisted of loans totaling $2,320.9 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 2.5% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2026, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At June 30, 2026, we were in compliance with the covenants specified in the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at June 30, 2026:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,352,269	$71,848	$604,957	$827,375	$848,089
Interest payments under debt obligations	326,264	78,808	136,105	103,026	8,325
Purchase obligations	1,394,331	425,874	542,004	426,453	—
Operating lease obligations	26,957	4,566	7,225	2,316	12,850
Total	$4,099,821	$581,096	$1,290,291	$1,359,170	$869,264

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing 27 additional new LEAP-1A engines and 15 additional new LEAP-1B engines for an aggregate total of $782.0 million by 2030. Further, we are currently committed to purchasing nine engines and four aircraft for approximately $256.7 million in 2026. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, the Company entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. In connection with the purchase agreements, the Company is obligated to perform certain future overhaul and maintenance services, which are currently estimated to aggregate between $106.6 million and $132.1 million by 2030. If such services are not completed by that date, performance may extend through 2035, with total costs not expected to exceed $172.7 million.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at June 30, 2026 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in interest rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of June 30, 2026, $437.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $3.9 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the six months ended June 30, 2026 and 2025, 65% and 71%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. No shares were repurchased during the six months ended June 30, 2026 under the plan. Share repurchase activity during the three months ended June 30, 2026 was as follows (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans of Programs
April 1, 2026 through April 30, 2026	—	—	—	$39,595
May 1, 2026 through May 31, 2026	—	—	—	$39,595
June 1, 2026 through June 30, 2026	—	—	—	$39,595
Total	—	—	—	$39,595

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s Section 16 officers or directors (as defined in Rule 16a-1 under the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Charles F. Willis, IV, Executive Chairman	May 18, 2026	Rule 10b5-1 Trading Arrangement	Up to 600,000 shares to be sold (3)	November 30, 2026 (4)	N/A	N/A

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
(3) Charles F. Willis, IV’s trading plan provides for the sale of up to 600,000 shares of the Company’s common stock, subject to price and volume limits.

(4) The arrangement also provides for automatic termination in the event of completion of all sales contemplated under the trading arrangement, Charles F. Willis, IV’s death or legal incapacity, written notice from Charles F. Willis, IV of termination of the trading arrangement, determination by the broker that the trading arrangement has been terminated or that a breach by Charles F. Willis, IV has occurred, or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.
EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation, dated March 12, 1998, as amended by the Certificate of Amendment to the Certificate of Incorporation, dated April 28, 1998, and further amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 22, 2024 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 30, 2026).

3.2	Certificate of Amendment to the Certificate of Incorporation, dated July 17, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 17, 2026).
4.1
Base Indenture, dated May 18, 2026, by and between Willis Lease Finance Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2026).

4.2
Supplemental Indenture, dated May 18, 2026, by and between Willis Lease Finance Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 18, 2026).

4.3	Form of 2.50% Convertible Senior Note due 2031 (incorporated by reference to Exhibit A to 4.2 to the Current Report on Form 8-K filed with the SEC on May 18, 2026).
10.1
Amendment No. 4 to Revolving Credit Facility, by and among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2026).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Date: August 4, 2026

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)