Form 10-Q
period 2026-09-30
WILLIS LEASE FINANCE CORP
filed 2026-11-03
CIK 1018164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of October 30, 2026 was 21,162,209.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts, the potential impact of changes in interest rates or inflation, as well as the impact of new or increased tariffs on the Company’s business, operating results and financial condition, and the execution of our quarterly dividend and stock repurchase program. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in or projected by forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” “forecast” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026, as amended by our Amendment to the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (together, the “2025 Form 10-K”), this quarterly report on Form 10-Q for the three and nine months ended September 30, 2026, and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$11,061	$16,441
Restricted cash	122,610	530,500
Equipment held for operating lease, less accumulated depreciation of $616,665 and $640,495 at September 30, 2026 and December 31, 2025, respectively	3,024,361	2,801,683
Maintenance rights	146,479	30,632
Equipment held for sale	151,282	20,509
Receivables, net of allowances of $1,609 and $868 at September 30, 2026 and December 31, 2025, respectively	45,739	35,717
Spare parts inventory	52,082	56,577
Investments	167,361	104,250
Property, equipment & furnishings, less accumulated depreciation of $32,486 and $27,869 at September 30, 2026 and December 31, 2025, respectively	77,026	73,835
Intangible assets, net	6,292	271
Notes receivable, net of allowances of $139 and $140 at September 30, 2026 and December 31, 2025, respectively	128,595	139,945
Investments in sales-type leases, net of allowances of $0 and $17 at September 30, 2026 and December 31, 2025, respectively	—	16,595
Due from affiliates	3,152	—
Other assets	116,323	109,360
Total assets (1)	$4,052,363	$3,936,315

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$145,874	$105,706
Deferred income taxes	290,061	228,547
Debt obligations	2,524,677	2,700,338
Maintenance reserves	201,671	116,185
Security deposits	28,951	24,651
Unearned revenue	29,966	35,350
Due to affiliates	607	—
Total liabilities (2)	3,221,807	3,210,777

Redeemable preferred stock ($0.01 par value, 15,000 shares authorized; 15,000 and 9,750 shares issued at September 30, 2026 and December 31, 2025, respectively)	97,992	63,401

Shareholders’ equity:
Common stock ($0.01 par value, 60,000 shares authorized; 22,814 and 22,860 shares issued at September 30, 2026 and December 31, 2025, respectively)	228	229
Paid-in capital in excess of par	83,517	72,510
Retained earnings	644,228	590,785
Accumulated other comprehensive income (loss), net of income tax expense (benefit) of $433 and $(395) at September 30, 2026 and December 31, 2025, respectively	1,518	(1,387)
Total Willis Lease Finance Corporation (“WLFC”) shareholders’ equity	729,491	662,137

Noncontrolling interests	3,073	—
Total equity	732,564	662,137
Total liabilities, redeemable preferred stock and equity	$4,052,363	$3,936,315
_____________________________
(1)Total assets at September 30, 2026 and December 31, 2025, include the following assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the VIEs: Restricted cash $122,610 and $530,500; Equipment $1,630,780 and $1,892,356; Maintenance rights $17,411 and $19,502; Notes receivable $65,549 and $139,538; Investments in sales-type leases $0 and $15,774; and Other assets $6,917 and $9,759 (each respectively).
(2)Total liabilities at September 30, 2026 and December 31, 2025, include the following liabilities of VIEs for which the VIEs’ creditors do not have recourse to Willis Lease Finance Corporation: Debt obligations $1,477,749 and $1,933,119, respectively. Further, refer to Note 6 of the Condensed Consolidated Financial Statements for details of the Company’s commitments and contingencies.
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVENUE
Lease rent revenue	$84,379	$76,552	$238,901	$216,559
Maintenance reserve revenue	39,326	76,054	141,294	181,656
Spare parts and equipment sales	98,131	5,394	140,998	53,988
Interest revenue	2,585	3,360	6,556	10,943
Gain on sale of leased equipment	5,452	16,134	55,449	48,153
Gain on sale of financial assets	—	—	592	378
Maintenance services revenue	11,217	3,636	29,969	17,253
Management and advisory fees	4,515	1,881	17,934	6,431
Other revenue	717	378	2,992	1,262
Total revenue	246,322	183,389	634,685	536,623

EXPENSES
Depreciation and amortization expense	31,367	28,662	90,613	81,236
Cost of spare parts and equipment sales	91,070	6,684	120,584	50,109
Cost of maintenance services	12,918	5,135	32,128	19,085
Write-down of equipment	4,450	10,201	10,509	23,768
General and administrative	48,732	49,190	160,895	147,339
Technical expense	13,495	8,352	33,130	22,090
Net finance costs:
Interest expense	32,243	34,177	94,565	99,840
Loss on debt extinguishment	562	2,963	13,010	2,963
Total net finance costs	32,805	37,140	107,575	102,803
Total expenses	234,837	145,364	555,434	446,430

Income from operations	11,485	38,025	79,251	90,193
Gain on sale of business	—	—	—	42,950
Income from investments	7,311	5,192	14,532	9,625
Income before income taxes	18,796	43,217	93,783	142,768
Income tax expense	7,126	18,893	26,709	41,198
Net income	11,670	24,324	67,074	101,570
Net income (loss) attributable to noncontrolling interests	(4)	—	148	—
Net income attributable to WLFC	11,674	24,324	66,926	101,570
Preferred stock dividends	1,376	1,369	4,082	4,045
Accretion of preferred stock issuance costs	70	70	209	209
Net income attributable to common shareholders	$10,228	$22,885	$62,635	$97,316

Basic weighted average income per common share	$0.48	$1.12	$3.00	$4.82
Diluted weighted average income per common share	$0.47	$1.08	$2.86	$4.63

Basic weighted average common shares outstanding	21,154	20,439	20,875	20,208
Diluted weighted average common shares outstanding	21,941	21,093	21,904	21,021
See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$11,670	$24,324	$67,074	$101,570
Other comprehensive income (loss):
Currency translation adjustment	412	105	1,322	408
Unrealized gain (loss) on derivative instruments	1,095	(3,131)	2,560	(12,096)
Reclassification of loss (gain) on derivative instruments to interest expense	—	2,980	(701)	2,980
Share of unrealized gain (loss) on derivative instruments at equity method investees	364	(64)	552	(616)
Net gain (loss) recognized in other comprehensive income	1,871	(110)	3,733	(9,324)
Tax expense (benefit) related to items of other comprehensive income	415	(25)	828	(2,080)
Other comprehensive income (loss)	1,456	(85)	2,905	(7,244)
Comprehensive income	13,126	24,239	69,979	94,326
Comprehensive loss (income) attributable to non-controlling interests	4	—	(148)	—
Comprehensive income attributable to WLFC	$13,130	$24,239	$69,831	$94,326

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Equity
Three months ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income	Total WLFC Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2026	9,750	$63,540	22,808	$228	$71,274	$637,033	$61	$708,596	$1,740	$710,336
Net income attributed to WLFC	—	—	—	—	—	11,674	—	11,674	—	11,674
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Capital contributions	—	—	—	—	—	—	—	—	894	894
Distributions	—	—	—	—	—	—	—	—	(116)	(116)
Recallable return of capital	—	—	—	—	—	—	—	—	521	521
Net unrealized gain from currency translation adjustment, net of tax expense of $91	—	—	—	—	—	—	321	321	—	321
Net unrealized gain from derivative instruments, net of tax expense of $324	—	—	—	—	—	—	1,136	1,136	—	1,136
Net unrealized gain from derivative instruments	—	—	—	—	—	—	—	—	38	38
Shares issued under stock compensation plans	—	—	14	—	140	—	—	140	—	140
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(8)	—	(159)	—	—	(159)	—	(159)
Stock-based compensation expense, net of forfeitures	—	—	—	—	12,262	—	—	12,262	—	12,262
Issuance of preferred stock	5,250	34,382	—	—	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	70	—	—	—	(70)	—	(70)	—	(70)
Common stock cash dividends paid ($0.133 per share)	—	—	—	—	—	(3,033)	—	(3,033)	—	(3,033)
Preferred stock dividends ($0.092 per share)	—	—	—	—	—	(1,376)	—	(1,376)	—	(1,376)
Balances at September 30, 2026	15,000	$97,992	22,814	$228	$83,517	$644,228	$1,518	$729,491	$3,073	$732,564

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	9,750	$63,261	22,935	$229	$55,847	$562,121	$(260)	$617,937
Net income	—	—	—	—	—	24,324	—	24,324
Net unrealized gain from currency translation adjustment, net of tax expense of $23	—	—	—	—	—	—	82	82
Net unrealized loss from derivative instruments, net of tax benefit of $713	—	—	—	—	—	—	(2,482)	(2,482)
Net realized loss from derivative instruments, net of tax benefit of $665	—	—	—	—	—	—	2,315	2,315
Shares issued under stock compensation plans	—	—	3	—	118	—	—	118
Cancellation of restricted stock in satisfaction of withholding tax	—	—	—	—	(20)	—	—	(20)
Stock-based compensation expense, net of forfeitures	—	—	—	—	11,281	—	—	11,281
Accretion of preferred shares issuance costs	—	70	—	—	—	(70)	—	(70)
Common stock cash dividends paid ($0.083 per share)	—	—	—	—	—	(1,912)	—	(1,912)
Preferred stock dividends ($0.140 per share)	—	—	—	—	—	(1,369)	—	(1,369)
Balances at September 30, 2025	9,750	$63,331	22,938	$229	$67,226	$583,094	$(345)	$650,204

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Preferred Stock and Equity
Nine months ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total WLFC Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	9,750	$63,401	22,860	$229	$72,510	$590,785	$(1,387)	$662,137	$—	$662,137
Net income attributable to WLFC	—	—	—	—	—	66,926	—	66,926	—	66,926
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	148	148
Capital contributions	—	—	—	—	—	—	—	—	3,009	3,009
Distributions	—	—	—	—	—	—	—	—	(116)	(116)
Net unrealized gain from currency translation adjustment, net of tax expense of $293	—	—	—	—	—	—	1,029	1,029	—	1,029
Net unrealized gain from derivative instruments, net of tax expense of $690	—	—	—	—	—	—	2,422	2,422	—	2,422
Net realized gain from derivative instruments, net of tax expense of $155	—	—	—	—	—	—	(546)	(546)	—	(546)
Net unrealized gain from derivative instruments	—	—	—	—	—	—	—	—	32	32
Shares issued under stock compensation plans	—	—	557	5	357	—	—	362	—	362
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(603)	(6)	(28,067)	—	—	(28,073)	—	(28,073)
Stock-based compensation expense, net of forfeitures	—	—	—	—	38,717	—	—	38,717	—	38,717
Issuance of Preferred Stock	5,250	34,382	—	—	—	—	—	—	—	—
Accretion of preferred shares issuance costs	—	209	—	—	—	(209)	—	(209)	—	(209)
Common stock cash dividends paid ($0.400 per share)	—	—	—	—	—	(9,192)	—	(9,192)	—	(9,192)
Preferred stock dividends ($0.272 per share)	—	—	—	—	—	(4,082)	—	(4,082)	—	(4,082)
Balances at September 30, 2026	15,000	$97,992	22,814	$228	$83,517	$644,228	$1,518	$729,491	$3,073	$732,564

			Shareholders’ Equity
	Redeemable Preferred Stock		Common Stock		Paid in Capital in Excess of par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	9,750	$63,122	21,519	$215	$50,785	$491,439	$6,899	$549,338
Net income	—	—	—	—	—	101,570	—	101,570
Net unrealized gain from currency translation adjustment, net of tax expense of $91	—	—	—	—	—	—	317	317
Net unrealized loss from derivative instruments, net of tax benefit of $2,836	—	—	—	—	—	—	(9,876)	(9,876)
Net realized loss from derivative instruments, net of tax benefit of $665	—	—	—	—	—	—	2,315	2,315
Shares issued under stock compensation plans	—	—	1,821	18	232	—	—	250
Cancellation of restricted stock in satisfaction of withholding tax	—	—	(402)	(4)	(18,730)	—	—	(18,734)
Stock-based compensation expense, net of forfeitures	—	—	—	—	34,939	—	—	34,939
Accretion of preferred shares issuance costs	—	209	—	—	—	(209)	—	(209)
Common stock cash dividends paid ($0.250 per share)	—	—	—	—	—	(5,661)	—	(5,661)
Preferred stock dividends ($0.413 per share)	—	—	—	—	—	(4,045)	—	(4,045)
Balances at September 30, 2025	9,750	$63,331	22,938	$229	$67,226	$583,094	$(345)	$650,204

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$67,074	$101,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,613	81,236
Gain on sale of leased equipment	(55,449)	(48,153)
Stock-based compensation expense	38,717	34,939
Income from investments	(14,532)	(9,625)
Loss on debt extinguishment	13,010	2,963
Write-down of equipment	10,509	23,768
Accretion of deferred costs and note discounts	9,443	8,010
Amortization of contract asset	2,215	1,497
Payments received on sales-type leases	1,164	5,709
Allowances and provisions	724	247
(Gain) loss on derivative instruments	(701)	2,980
Gain on sale of financial assets	(592)	(378)
Loss on disposal of property, equipment and furnishings	221	45
Gain on sale of business	—	(42,950)
Deferred income taxes	26,054	40,766
Changes in assets and liabilities:
Receivables	(8,862)	(5,839)
Distributions received from joint ventures	6,165	—
Inventory	16,971	14,935
Other assets	(1,283)	(4,049)
Due from affiliates	(3,152)	—
Accounts payable and accrued expenses	20,039	(12,472)
Maintenance reserves	27,820	16,156
Security deposits	783	1,779
Unearned revenue	(8,603)	(4,061)
Due to affiliates	607	—
Net cash provided by operating activities	238,955	209,073

Cash flows from investing activities:
Purchase of equipment held for operating lease and for sale	(837,574)	(310,637)
Proceeds from sale of equipment (net of selling expenses)	418,016	194,263
Proceeds from sale of notes receivable (net of selling expenses)	88,371	—
Issuance of notes receivable	(85,479)	—
Purchase of investments and contributions to joint ventures	(52,837)	(3,528)
Proceeds from sale of investments in sales- type leases	15,513	—
Payments received on notes receivable	8,986	12,932
Purchase of property, equipment and furnishings	(8,313)	(23,165)
Proceeds from sale of business	—	21,938
Net cash used in investing activities	(453,317)	(108,197)

Cash flows from financing activities:
Principal payments on debt obligations	(1,433,233)	(1,029,826)
Proceeds from debt obligations	1,255,000	1,005,051
Proceeds from issuance of preferred stock, net	34,382	—
Cancellation of restricted stock units in satisfaction of withholding tax	(28,073)	(18,734)
Debt issuance costs	(11,679)	(9,149)
Common stock cash dividends paid	(9,192)	(5,661)
Debt extinguishment payments	(5,308)	—
Preferred stock dividends	(4,060)	(4,342)
Contributions from non-controlling interest holders	3,009	—
Proceeds from shares issued under stock compensation plans	362	250

Distributions to non-controlling interest holders	(116)	—
Net cash used in financing activities	(198,908)	(62,411)

(Decrease) increase in cash, cash equivalents and restricted cash	(413,270)	38,465
Cash, cash equivalents and restricted cash at beginning of period	546,941	132,502
Cash, cash equivalents and restricted cash at end of period	$133,671	$170,967

Supplemental disclosures of cash flow information:
Net cash paid for:
Interest	$92,745	$101,002
Income Taxes	$490	$3,469

Supplemental disclosures of non-cash activities:
Transfers from Equipment held for operating lease to Equipment held for sale	$14,452	$38,199
Transfers from Equipment held for sale to Equipment held for operating lease	$8,609	$1,381
Transfers from Equipment held for operating lease to Spare parts inventory	$7,471	$471
Transfers from Notes receivable to Equipment held for operating lease	$—	$24,544
Contributions to joint ventures	$—	$22,500
Proceeds from sale of business	$—	$22,500
Additions to Equipment held for operating lease (1)	$—	$8,145
Transfers from Spare parts inventory to Equipment held for sale	$—	$3,975
Transfers from Notes receivable to Equipment held for sale	$—	$1,374
Accretion of preferred stock issuance costs	$209	$209
_____________________________

1.During the nine months ended September 30, 2025, the Company engaged in an exchange transaction with a third party in which the Company sold aircraft engines in exchange for aircraft engines. This transaction was accounted for under Accounting Standards Codification (“ASC”) 805 and ASC 845 and resulted in $8.1 million in non-cash additions to equipment held for operating lease for the associated total gain.

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLIS LEASE FINANCE CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)
Unless the context requires otherwise, references to the “Company,” “WLFC,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Willis Lease Finance Corporation and its subsidiaries.
1.  Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s 2025 Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2026.

In March and April 2026, the Company commenced operations as general partner of two investment fund partnerships. The Company accounts for its investments in these investment fund partnerships under the equity method of accounting and recognizes management and advisory fees in accordance with its existing revenue recognition policies.

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2025 Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2025 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Income, Statements of Comprehensive Income, Statements of Redeemable Preferred Stock and Equity, and Statements of Cash Flows for such interim periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

On July 17, 2026, the Company effected a three-for-one forward common stock split through an amendment to its Certificate of Incorporation. Common stock trading on a split-adjusted basis commenced on July 21, 2026. All common share and per share amounts, as well as common stock and additional paid-in capital balances, presented in these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

On September 30, 2026, the Company effected a three-for-one forward stock split of its Series A and Series B Preferred Stock. Except as otherwise indicated, all preferred stock share and per-share amounts presented in these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no effect on the reported total revenue, income from operations, or net income. The following is a summary of the changes to the presentation in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025:

•Management and advisory fees primarily consist of fees earned from the Company’s investment fund partnerships in its role as general partner and fees related to servicing the Willis Mitsui & Company Engine Support Limited (“WMES”) and third-party lease portfolios, including ongoing management and transactional services such as marketing and procurement. In prior periods, servicing fees were included in “Other revenue.” For the three and nine months ended September 30, 2025, $1.9 million and $6.4 million, respectively, were reclassified to “Management and advisory fees,” with a corresponding decrease to “Other revenue.”

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

During the nine months ended September 30, 2026, the Company received approximately $1.0 million in government grant proceeds related to its hangar construction project at Teesside International Airport. The Company was awarded the grant in May 2025, the primary intent of which is job creation. As of September 30, 2026, all proceeds received were recorded as a liability in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets, as the associated conditions for recognition had not yet been met. During the year ended December 31, 2025, the Company received approximately $1.7 million in grant proceeds related to the same project. As of September 30, 2026, approximately $1.5 million of such proceeds remained recorded as a liability for the same reason. These amounts will be recognized as a reduction of personnel expenses within “General and administrative expenses” as qualifying jobs are created.

Additionally, with respect to the Company’s sustainable aviation fuel project, which was suspended in December 2025, the Company recognized approximately $1.6 million of government grant income during the nine months ended September 30, 2026, recorded as a reduction of “General and administrative expenses” in the Condensed Consolidated Statements of Income. The timing of recognition was based on the terms of the grant agreement and communications with the grantor.
2. Equipment Held for Operating Lease and Notes Receivable
As of September 30, 2026, the Company had $3,024.4 million of equipment held in our operating lease portfolio, $128.6 million of notes receivable, and $146.5 million of maintenance rights, which represented 341 engines, 31 aircraft, one marine vessel, and other leased parts and equipment. As of December 31, 2025, the Company had $2,801.7 million of equipment held in our operating lease portfolio, $139.9 million of notes receivable, $30.6 million of maintenance rights, and $16.6 million of investments in sales-type leases, which represented 363 engines, 20 aircraft, one marine vessel and other leased parts and equipment.

Acquisition of WNG Aircraft Portfolio

On August 24, 2026, Willis Dallas Ltd., a wholly owned subsidiary of the Company, completed the acquisition of the entire issued share capital of WNG II Aircraft Leasing (Cayman) Ltd. and 100% of the limited liability company interests of WNG Aircraft Management 3, LLC (together with their subsidiaries, the “Target Companies”), pursuant to a Purchase and Sale Agreement dated July 10, 2026, as amended by Amendment No. 1 dated August 24, 2026. The Target Companies hold a portfolio of twelve commercial aircraft and thirteen spare aircraft engines. At closing, the adjusted purchase price was approximately $262.9 million, which reflected downward adjustments from the $379.3 million base purchase price for rent, maintenance reserves, security deposits and other revenue received after the agreed economic closing date. Of the purchase price, $1.5 million is being held back for nine months to cover pre-closing leakage, and the purchase price remains subject to a post-closing true-up. The Company intends to allocate ten of the acquired engines and six of the acquired aircraft to subsidiaries of joint ventures of, or investment vehicles managed by, the Company. The Company accounted for the WNG Acquisition as an asset acquisition.
The following table disaggregates equipment held for operating lease by asset class (in thousands):

	September 30, 2026			December 31, 2025
	Gross Value	Accumulated Depreciation	Net Book Value	Gross Value	Accumulated Depreciation	Net Book Value
Engines and related equipment	$3,156,117	$(569,041)	$2,587,076	$3,201,320	$(606,240)	$2,595,080
Aircraft and airframes	469,915	(42,012)	427,903	225,994	(29,327)	196,667
Marine vessel	14,994	(5,612)	9,382	14,864	(4,928)	9,936
	$3,641,026	$(616,665)	$3,024,361	$3,442,178	$(640,495)	$2,801,683
Notes Receivable and Investments in Sales-Type Leases
During the three months ended September 30, 2026 and 2025, the Company recorded interest revenue related to the notes receivable and investments in sales-type leases of $2.6 million and $3.4 million, respectively, and $6.6 million and $10.9 million during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, certain of these assets were sold to the Company’s unconsolidated investment fund partnership, for which the Company recognizes its share of earnings under the equity method. See Note 3 “Investments.” The effective interest rates on the Company’s notes receivable and investments in sales-type leases ranged from 7.6% to 12.2% as of September 30, 2026 and 6.0% to 12.2% as of September 30, 2025.
3.  Investments

Joint Ventures

In 2011, the Company entered into an agreement with Mitsui & Co., Ltd. to form a joint venture, WMES, a Dublin-based Irish limited company that acquires and leases jet engines. Each partner holds a 50% interest, and the Company uses the equity method in recording investment activity. As of September 30, 2026, WMES owned a lease portfolio of 77 engines and seven aircraft, and other parts and equipment with a net book value of $823.0 million.

In 2014, the Company entered into an agreement with China Aviation Supplies Import & Export Corporation (“CASC”) to form a joint venture, CASC Willis Lease Company Limited (“CASC Willis”), a Shanghai-based Chinese limited company that acquires and leases jet engines to Chinese airlines. Each partner holds a 50% interest, and the Company uses the equity method in recording investment activity. As of September 30, 2026, CASC Willis owned a lease portfolio of six engines with a net book value of $51.8 million.
In March 2025, the Company entered into an agreement with independent MRO (Maintenance, Repair and Overhaul) provider, Global Engine Maintenance, to form Willis Global Engine Testing (“WGET”), a joint venture established to develop an engine test facility in West Palm Beach, Florida. The Company has a 70% membership interest in WGET; however, WGET is a VIE for which the Company is not the primary beneficiary, as decision-making authority over the activities that most significantly impact economic performance is shared between the partners. Accordingly, WGET is not consolidated, and the Company uses the equity method in recording investment activity. The Company’s maximum exposure to loss is limited to its investment of $4.6 million. In 2025, WGET entered into a contract for the design of the engine test facility. The Company anticipates its portion of the remaining committed amount, which will be funded through future contributions, to be approximately $17.7 million.

The following table presents a roll forward of the Company’s investments in joint ventures:

(in thousands)
Investments in joint ventures as of December 31, 2025	$104,250
Income from joint ventures	12,073
Foreign currency translation adjustment	1,322
Other comprehensive gain from joint ventures	505
Contributions	40,315
Distributions	(6,165)
Investments in joint ventures as of September 30, 2026	$152,300

As of September 30, 2026 and as of December 31, 2025, the currency translation adjustment balance was $1.0 million and $1.4 million, respectively.

“Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $2.7 million and $1.0 million during the three months ended September 30, 2026 and 2025, respectively, and $6.6 million and $4.0 million during the nine months ended September 30, 2026 and 2025, respectively, related to the servicing of engines for the WMES lease portfolio. Additionally, “Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $30 thousand and $0.2 million for the three and nine months ended September 30, 2026, respectively, related to a new servicing agreement for the CASC Willis portfolio. No such fees were recognized during the corresponding periods in 2025.

During the nine months ended September 30, 2026, the Company sold six engines to WMES for a total of $59.7 million, less economic closing adjustments, which resulted in a total gain of $16.2 million for the Company. Additionally, during the nine months ended September 30, 2026, the Company sold five aircraft that were acquired in connection with the WNG Acquisition to WMES for $100.8 million, less economic closing adjustments, which resulted in a trading profit of $1.7 million for the Company. During the nine months ended September 30, 2025, the Company sold three engines and one airframe to WMES for a total of $32.2 million, less economic closing adjustments, which resulted in a total gain of $1.6 million for the Company. Additionally, during the nine months ended September 30, 2025, the Company sold one engine to WMES for $21.1 million, less economic closing adjustments, which resulted in a trading profit of $1.4 million for the Company.

During the nine months ended September 30, 2026, the Company did not purchase any engines from WMES. During the nine months ended September 30, 2025, the Company purchased an engine from WMES for $7.2 million.

During the nine months ended September 30, 2026, the Company did not purchase or sell any engines to CASC Willis. During the nine months ended September 30, 2025, the Company sold two engines to CASC Willis for $13.6 million, which resulted in a total gain of $1.5 million for the Company.

As of September 30, 2026, the Company subleased two WMES engines to a third party, with WMES as the head lessor. One engine is subject to a lease agreement through December 2027, and the other continues on a month-to-month basis. As of September 30, 2026, the ROU asset and lease liability balances associated with the lease ending December 2027 were $2.1 million, each, compared to ROU asset and lease liability balances of $0.8 million and $0.7 million, respectively, under these leases as of September 30, 2025. The ROU asset and lease liability balances are included in Other assets and Accounts payable and accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2026, the Company paid WMES $1.9 million for fleet management services.

During the nine months ended September 30, 2026, the Company made capital contributions of $29.5 million to WMES and committed to contribute an additional $10.0 million.

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

The LMI Fund commenced operations in March 2026. The BXCI Fund commenced operations in April 2026.

The following table presents a roll forward of the Company’s investments in funds:

(in thousands)
Investments in funds as of December 31, 2025	$—
Investment income	2,459
Other comprehensive income from funds	80
Contributions	12,522
Investments in funds as of September 30, 2026	$15,061

During the nine months ended September 30, 2026, the Company sold 12 notes receivable and investments in sales-type leases to the LMI Fund, for a total of $104.0 million, which resulted in a total gain on sale of financial assets of $0.6 million for the Company. The LMI Fund is considered a related party as the Company serves as its general partner. Also during the nine months ended September 30, 2026, the Company sold 14 aircraft engines to the BXCI Fund, for a total of $216.2 million, which resulted in a total gain of $33.3 million for the Company. The LMI Fund and the BXCI Fund are considered related parties as the Company serves as general partner.

As of September 30, 2026, the Company subleased two engines to a third party under arrangements in which Blackstone is the head lessor and the Company is the sublessor. The aggregate ROU asset and lease liability balances associated with these leases were $1.7 million, each, as of September 30, 2026. The ROU asset and lease liability balances are included in Other assets and Accounts payable and accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.

The Company, as general partner of the Funds, earns management and advisory fees for providing asset management, administrative, and other advisory services to the Funds, which may also include reimbursement of costs incurred by the Company on behalf of the Funds. The Company also earns management fees for managing assets owned by third parties. Revenue is recognized over time as the related services are performed because the customer simultaneously receives and consumes the benefits of the Company’s performance. Reimbursements of eligible expenses are recognized when the underlying costs are incurred and the Company has a right to reimbursement. For the three and nine months ended September 30, 2026, management and advisory fee income was $1.5 million and $9.2 million, respectively, and included in “Management and advisory fees” in the Company’s Condensed Consolidated Statements of Income. These amounts reflected a combination of management and advisory fees earned by the Company and reimbursement of in-period expenses paid by the Company on behalf of the Funds. As of September 30, 2026, there was $3.2 million in amounts due from the Funds and included in “Due from affiliates” in the Company’s Condensed Consolidated Balance Sheets. Additionally, there was $0.6 million in amounts due to the Funds and included in “Due to affiliates” in the Company’s Condensed Consolidated Balance Sheets.

In connection with the Funds, the Company’s maximum exposure to loss consists of the Company’s investment of $15.1 million and unfunded capital commitments of $32.5 million. A portion of the Company’s capital commitments is expected to be funded by certain executives and employees through participation arrangements with the Company totaling $10.0 million; however, the Company remains the primary obligor for the full amount of its commitment.

Noncontrolling interest represents the ownership interests held by the executives and employees in the Company’s consolidated general partner entities associated with the Company’s investment funds.

4.  Debt Obligations

Debt obligations consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Credit facility at a floating rate of interest of one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.88% at September 30, 2026, secured by engines, airframes, and loan assets. The credit facility has a committed amount of $1.75 billion at September 30, 2026, which revolves until the maturity date of April 2031.	$697,000	$650,000
WEST IX Series A 2025 term notes payable at a fixed rate of interest of 5.16%, maturing in December 2050, secured by engines, airframes, and loan assets	325,637	337,400
WEST IX Series B 2025 term note payable at a fixed rate of interest of 5.70%, maturing in December 2050, secured by engines, airframes, and loan assets	53,565	55,500
WEST VIII Series A 2025 term notes payable at a fixed rate of interest of 5.58%, maturing in June 2050, secured by engines, airframes, and loan assets	501,709	514,720
WEST VIII Series B 2025 term note payable at a fixed rate of interest of 6.07%, maturing in June 2050, secured by engines, airframes, and loan assets	68,937	70,725
WEST VII Series A 2023 term notes payable at a fixed rate of interest of 8.00%, maturing in October 2048, secured by engines, airframes, and loan assets	4,732	225,797
WEST VI Series A 2021 term notes payable at a fixed rate of interest of 3.10%, maturing in May 2046, secured by engines, airframes, and loan assets	217,245	225,896
WEST VI Series B 2021 term notes payable at a fixed rate of interest of 5.44%, maturing in May 2046, secured by engines, airframes, and loan assets	30,159	31,360
WEST VI Series C 2021 term notes payable at a fixed rate of interest of 7.39%, maturing in May 2046, secured by engines, airframes, and loan assets	5,756	7,446
WEST V Series A 2020 term notes payable at a fixed rate of interest of 3.23%, maturing in March 2045, secured by engines	200,822	210,351
WEST V Series B 2020 term notes payable at a fixed rate of interest of 4.21%, maturing in March 2045, secured by engines	27,976	29,303
WEST V Series C 2020 term notes payable at a fixed rate of interest of 6.66%, maturing in March 2045, secured by engines	3,681	5,538
WEST III Series A 2017 term notes payable at a fixed rate of interest of 4.69%, maturing in August 2042, secured by engines	44,810	142,640
WEST III Series B 2017 term notes payable at a fixed rate of interest of 6.36%, maturing in August 2042, secured by engines	6,057	19,152
Willis Warehouse Facility LLC (“WWFL”) credit facility was terminated during the nine months ended September 30, 2026	—	82,655
Convertible senior notes at a fixed rate of interest of 2.50%, maturing in May 2031	200,000	—
Other fixed-rate engine notes (interest between 4.23% and 5.91%, and maturity dates between March 2032 and April 2034)	165,848	123,685
	2,553,934	2,732,168
Less: unamortized debt issuance costs and note discounts	(29,257)	(31,830)
Total debt obligations	$2,524,677	$2,700,338

One-month term SOFR was 3.90% and 3.87% as of September 30, 2026 and December 31, 2025, respectively.

Certain notes payable totaling $165.8 million as of September 30, 2026 relate to failed sale-leaseback transactions secured by eight engines. During the nine months ended September 30, 2026, the Company entered into two such transactions totaling $45.0 million. The Company has options to repurchase the underlying engines at predetermined prices ranging from $14.7 million to $19.3 million per engine, exercisable between July 2031 and March 2034.

In May 2026, the Company issued $200.0 million aggregate principal amount of 2.50% Convertible Senior Notes due in May 2031. The notes are senior unsecured obligations of the Company and bear interest at a rate of 2.50% per annum, payable semi-annually beginning in November 2026. The notes were initially convertible at a rate of 11.1606 shares of common stock per $1,000 principal amount, which was equivalent to an initial conversion price of approximately $89.60 per share. As a result of the three-for-one forward common stock split effected on July 17, 2026, the conversion rate was adjusted to 33.4818 shares of common stock per $1,000 principal amount, equivalent to a conversion price of approximately $29.87 per share, subject to further customary anti-dilution adjustments and the terms and conditions of the indenture. The net proceeds from the offering were used to temporarily repay borrowings under the Company’s revolving credit facility until deployed for general corporate purposes. In connection with the offering, the Company amended its revolving credit agreement (Amendment No. 4) to permit the issuance of the notes and related transactions, as well as to make certain conforming revisions.

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

Principal outstanding at September 30, 2026 is expected to be repayable as follows:

Year	(in thousands)
2026	$49,535
2027	82,480
2028	255,756
2029	265,677
2030	35,100
Thereafter	1,865,386
Total	$2,553,934

Virtually all of the Company’s debt requires ongoing compliance with certain financial covenants, including debt and tangible net worth ratios, minimum interest coverage ratios, and other eligibility criteria including asset type, customer and geographic concentration restrictions. The Company also has certain negative financial covenant obligations that relate to such items as liens, advances, changes in business, sales of assets, dividends and stock repurchases. Compliance with these covenants is tested either monthly, quarterly or annually, as required, and the Company was in full compliance with all financial covenant requirements at September 30, 2026.
5.  Derivative Instruments

The Company periodically holds interest rate derivative instruments to mitigate exposure to changes in interest rates, predominantly one-month term SOFR, with $697.0 million and $732.7 million of variable rate borrowings at September 30, 2026 and December 31, 2025, respectively. As a matter of policy, management does not use derivatives for speculative purposes. As of September 30, 2026, the Company had one interest rate swap agreement, with a total notional amount of $50.0 million. During 2021, the Company entered into four fixed-rate interest swap agreements, each having notional amounts of $100.0 million, two of which matured during the year ended December 31, 2024 and two of which matured during the nine months ended September 30, 2026. During 2024, the Company entered into three fixed-rate interest swap agreements, each having notional amounts of $50.0 million, two of which were terminated during the year ended December 31, 2025 and one of which was terminated during nine months ended September 30, 2026. During 2024, the Company also entered into one fixed-rate interest swap agreement, which had a notional amount of $75.0 million, was partially terminated during the year ended December 31, 2025, and was fully terminated during the nine months ended September 30, 2026. During 2025, the Company entered into one fixed-rate interest swap agreement, having a notional amount of $50.0 million, and with a remaining term of 37 months as of September 30, 2026. The derivative instruments were each designated as cash flow hedges at inception and recorded at fair value.

The following table displays the total notional amount of the Company’s outstanding fixed-rate interest swap agreements:

Derivatives in Cash Flow Hedging Relationships	As of September 30,	As of December 31,
	2026	2025
	(in thousands)
Interest rate contracts	$50,000	$334,500

The Company evaluated the effectiveness of the swap agreements to hedge the interest rate risk associated with its variable rate debt and concluded at the swap inception dates that each swap was highly effective in hedging that risk. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis and concluded there was no ineffectiveness in the hedges for the period ended September 30, 2026.

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

The following table displays the total fair value of the Company’s outstanding fixed-rate interest swap agreements in the Condensed Consolidated Balance Sheets:

		Derivative Assets
Derivatives in Cash Flow Hedging Relationships		As of September 30,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Interest rate contracts	Other assets	$1,973	$399

		Derivative Liabilities
Derivatives in Cash Flow Hedging Relationships		As of September 30,	As of December 31,
	Balance Sheet Location	2026	2025
		(in thousands)
Interest rate contracts	Accounts payable and accrued expenses	$—	$286

The Company recorded an adjustment to interest expense of $(49) thousand and $0.5 million during the three months ended September 30, 2026 and 2025, respectively, from derivative investments. The Company recorded an adjustment to interest expense of $(1.0) million and $(4.4) million during the nine months ended September 30, 2026 and 2025, respectively, from derivative investments.

Effect of Derivative Instruments on Earnings in the Condensed Consolidated Statements of Income and of Comprehensive Income

The following table provides additional information about the financial statement effects related to the cash flow hedges for the three and nine months ended September 30, 2026 and 2025:

Derivatives in Cash Flow Hedging Relationships	Amount of Unrealized Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest rate contracts	$1,095	$(3,131)	$2,560	$(12,096)
Total	$1,095	$(3,131)	$2,560	$(12,096)

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
6.  Commitments, Contingencies, Guarantees and Indemnities

Other obligations

Other obligations, such as certain purchase obligations are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. As of September 30, 2026, the Company had $0.8 billion in purchase commitments of equipment that are expected to be satisfied within five fiscal years. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or cancellations would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, the Company entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. In connection with the purchase agreements, the Company is obligated to perform certain future overhaul and maintenance services, which are currently estimated to aggregate between $106.6 million and $132.1 million by 2030. If such services are not completed by that date, performance may extend through 2035, with total costs not expected to exceed $172.8 million.
7.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2026 was $7.1 million and $26.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was 37.9% and 28.5%, respectively. Income tax expense for the three and nine months ended September 30, 2025 was $18.9 million and $41.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 43.7% and 28.9%, respectively. The Company’s effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and a worthless stock deduction recognized on the Company’s foreign sustainable aviation fuel subsidiary, which resulted in an ordinary tax loss.

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

H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The effective tax rate for the three and nine months ended September 30, 2026 considers the enactment of OBBBA, which did not have a material impact to income tax expense. OBBBA is not expected to materially impact our 2026 annual effective tax rate.
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

•Notes receivable: The carrying amount of the Company’s outstanding balance on its Notes receivable as of September 30, 2026 and December 31, 2025 was estimated to have a fair value of approximately $124.9 million and $138.6 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Investments in sales-type leases: The Company had no investments in sales-type leases outstanding as of September 30, 2026. The carrying amount of the Company’s outstanding balance on its Investments in sales-type leases as of December 31, 2025 was estimated to have a fair value of approximately $16.9 million, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

•Debt obligations: The carrying amount of the Company’s outstanding balance on its Debt obligations as of September 30, 2026 and December 31, 2025 was estimated to have a fair value of approximately $2,124.5 million and $2,419.8 million, respectively, based on the fair value of estimated future payments calculated using interest rates that approximate prevailing market rates at each period end (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis and a Nonrecurring Basis

As of September 30, 2026 and December 31, 2025, the Company measured the fair value of its interest rate swaps based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique. The net fair value of the interest rate swaps as of September 30, 2026 was $2.0 million, representing an asset and reflected within “Other assets” on the Condensed Consolidated Balance Sheets. The net fair value of the interest rate swaps as of December 31, 2025 was $0.1 million, representing an asset of $0.4 million and a liability of $0.3 million, and reflected within “Other assets” and “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets, respectively. The Company recorded an adjustment to interest expense of $(49) thousand and $0.5 million during the three months ended September 30, 2026 and 2025, respectively, from derivative investments. The Company recorded an adjustment to interest expense of $(1.0) million and $(4.4) million during the nine months ended September 30, 2026 and 2025, respectively, from derivative investments.

Goodwill is assessed for impairment annually, at each year end by comparing the fair values of the reporting units to their carrying amounts. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test.

During the nine months ended September 30, 2026, the Company recognized $8.2 million of finite-lived intangible assets in connection with the acquisitions of leased aircraft, including in the WNG Acquisition described in Note 2. The intangible assets represent the value assigned to favorable lease contracts associated with the acquired aircraft and are amortized on a straight-line basis over the remaining noncancelable lease terms of the related leases, which have a weighted-average remaining term of approximately one year. Amortization expense is recognized within lease rent expense in the Condensed Consolidated Statements of Income. The carrying amount of favorable lease contract intangible assets was $6.0 million at September 30, 2026.

The Company evaluates favorable lease contract assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If a carrying amount is determined to be unrecoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

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

	Write-down of Equipment
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Equipment held for lease	$4,450	$10,201	$9,580	$23,543
Equipment held for sale	—	—	929	225
Total	$4,450	$10,201	$10,509	$23,768

Write-downs of equipment to their estimated fair values totaled $4.5 million for the three months ended September 30, 2026, reflecting the adjustment of the carrying value of three engines. Write-downs of equipment to their estimated fair values totaled $10.5 million for the nine months ended September 30, 2026, reflecting the adjustment of the carrying value of eight engines. Write-downs of equipment to their estimated fair values totaled $10.2 million for the three months ended September 30, 2025, reflecting the adjustments of the carrying values of eight engines. Write-downs of equipment to their estimated fair values totaled $23.8 million for the nine months ended September 30, 2025, reflecting the adjustments of the carrying values of 19 engines.

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

Potentially dilutive securities for the three and nine months ended September 30, 2026 included restricted stock awards, a non-qualified stock option, and the Company’s 2.50% Convertible Senior Notes due 2031. The Convertible Senior Notes were evaluated using the if-converted method and were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2026 because their effect would have been anti-dilutive. There were approximately 136,000 and 266,000 anti-dilutive weighted shares excluded from the computations of diluted weighted average earnings per common share for the three and nine months ended September 30, 2025, respectively.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$10,228	$22,885	$62,635	$97,316

Basic weighted average common shares outstanding	21,154	20,439	20,875	20,208
Potentially dilutive common shares	787	654	1,029	813
Diluted weighted average common shares outstanding	21,941	21,093	21,904	21,021

Basic weighted average earnings per common share	$0.48	$1.12	$3.00	$4.82
Diluted weighted average earnings per common share	$0.47	$1.08	$2.86	$4.63
10. Equity

Common Stock Repurchase

In December 2024, the Board of Directors (the “Board”) approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. During the nine months ended September 30, 2026 and 2025, no shares were repurchased under the plan. At September 30, 2026, approximately $39.6 million of common stock was available to purchase shares under the plan.

Redeemable Preferred Stock

All preferred stock share and per-share amounts presented herein have been retroactively adjusted to reflect the stock split, except as otherwise indicated. The Company completed a private placement of 1,750,000 shares (on a pre-split basis) of newly issued Series B Preferred Stock on September 29, 2026 to the Development Bank of Japan Inc. at a purchase price of $20.00 per share, resulting in gross proceeds of $35.0 million before offering costs. On September 30, 2026, the Company effected a three-for-one forward stock split of its Series A and Series B Preferred Stock, increasing the number of outstanding shares to 9,750,000 and 5,250,000, respectively.

The rights and privileges of the Series A and Series B Preferred Stock are described below:

Voting Rights: Holders of the Series A and Series B Preferred Stock do not have general voting rights.

Dividends: The Company’s Series A and Series B Preferred Stock accrue quarterly dividends at the rates per annum of 8.35% and 8.09% per share, respectively. During each of the nine months ended September 30, 2026 and 2025, the Company paid total Series A Preferred Stock dividends of $4.1 million and $4.3 million, respectively. As of September 30, 2026, the Company had approximately $1.1 million in Series A Preferred Stock dividends accrued but not paid, or approximately $0.12 per share of the Series A Preferred Stock.

Liquidation Preference: The holders of the Series A and Series B Preferred Stock have preference in the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the corporation, including a merger or consolidation. Upon such liquidation event, the Preferred Stockholders are entitled to be paid out of the assets of the Company available for distribution to its stockholders after payment of all the Company’s indebtedness and other obligations and before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock an amount equal to $6.667 per share, plus any declared but unpaid dividends.

Redemption: The Series A and Series B Preferred Stock have no stated maturity dates.

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

Holders of at least two-thirds of the Series B Preferred Stock have the option to require the Company to redeem all or any portion of the Series B Preferred Stock for cash, on ninety days’ advance written notice, upon the occurrence of the following: (i) September 29, 2031, (ii) an uncured material breach of the Series B Preferred Stock Purchase Agreement, (iii) specified changes in the Company’s ownership structure, (iv) the Company’s surplus falling below specified liquidation value thresholds, (v) operating losses or ordinary losses for two consecutive fiscal years, and (vi) certain mergers, consolidations or significant asset dispositions. The redemption price is $6.667 per share plus dividends accrued but not paid. The Company is accreting the Series B Preferred Stock to redemption value over the period from the date of issuance to the date first callable by the Series B Preferred stockholders (September 29, 2031), such that the carrying amount of the security will equal the redemption amount at the earliest redemption date.
11.  Stock-Based Compensation Plans

The components of stock-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
2023 Incentive Stock Plan	$12,206	$11,253	$38,636	$34,821
Employee Stock Purchase Plan	56	28	81	118
Total Stock Compensation Expense	$12,262	$11,281	$38,717	$34,939

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

As of September 30, 2026, the Company had granted 8,540,162 shares under the 2023 Plan and had 1,614,712 shares available for future issuance. The fair value of the RSAs equaled the stock price at the grant date.

The following table summarizes the restricted stock activity during the nine months ended September 30, 2026:

Shares
Balance of unvested shares as of December 31, 2025	2,507,679
Shares granted	544,544
Shares forfeited	(116,394)
Shares vested	(1,282,122)
Balance of unvested shares as of September 30, 2026	1,653,707

Under the Employee Stock Purchase Plan (“ESPP”), as amended and restated effective November 2021, 1,275,000 shares of common stock have been reserved for issuance. Eligible employees may designate no more than 10% of their base cash compensation to be deducted each pay period for the purchase of common stock under the ESPP. Participants may purchase the lesser of 3,000 shares or $25,000 of common stock in any one calendar year. Each January 31 and July 31, shares of common stock are purchased with the employees’ payroll deductions from the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price of the common stock on the date of entry into an offering period. During the nine months ended September 30, 2026 and 2025, 12,459 and 9,582 shares of common stock, respectively, were issued under the ESPP. The Company issues new shares through its transfer agent upon an employee stock purchase.
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

Intersegment transactions primarily consist of spare parts and equipment sales between the Company’s reportable segments and are recorded at internally established transfer prices and eliminated in consolidation.

The following tables present a summary of the reportable segments (in thousands):

Three months ended September 30, 2026	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$84,379	$—	$84,379
Maintenance reserve revenue	39,326	—	39,326
Spare parts and equipment sales	89,634	8,497	98,131
Interest revenue	2,585	—	2,585
Gain on sale of leased equipment	5,452	—	5,452
Maintenance services revenue	11,217	—	11,217
Management and advisory fees	4,515	—	4,515
Other revenue	592	125	717
Total revenue, before intersegment adjustments	237,700	8,622	246,322
Intersegment revenue	—	3,536	3,536
Total revenue	237,700	12,158	249,858

Reconciliation to consolidated revenue:
Elimination of intersegment revenue			(3,536)
Total consolidated revenue			246,322

Expenses:
Depreciation and amortization expense	31,356	11
Cost of spare parts and equipment sales	82,902	11,332
Cost of maintenance services	12,982	—
Write-down of equipment	4,450	—
General and administrative	47,266	1,455
Technical expense	13,637	—
Net finance costs:
Interest expense	32,243	—
Loss on debt extinguishment	562	—
Total finance costs	32,805	—
Total expenses	225,398	12,798
Income (loss) from operations	12,302	(640)	11,662

Reconciliation to consolidated amounts:			Total
Total reportable segment income from operations			11,662
Other *			(11)
Intersegment eliminations			(166)
Consolidated income from operations			11,485
Income from investments			7,311
Consolidated income before income taxes			$18,796
_____________________________

* During the three months ended September 30, 2026, the Company recognized $11 thousand of loss related to its sustainable aviation fuel project. The Company decided to cease further investment in the project in December 2025.

Three months ended September 30, 2025	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$76,552	$—	$76,552
Maintenance reserve revenue	76,054	—	76,054
Spare parts and equipment sales	121	5,273	5,394
Interest revenue	3,360	—	3,360
Gain on sale of leased equipment	16,134	—	16,134
Maintenance services revenue	3,636	—	3,636
Management and advisory fees	1,881	—	1,881
Other revenue	463	(85)	378
Total revenue, before intersegment adjustments	178,201	5,188	183,389
Intersegment revenue	—	4,689	4,689
Total revenue	178,201	9,877	188,078

Reconciliation to consolidated revenue:
Elimination of intersegment revenue			(4,689)
Total consolidated revenue			183,389

Expenses:
Depreciation and amortization expense	28,653	9
Cost of spare parts and equipment sales	10	11,253
Cost of maintenance services	5,190	—
Write-down of equipment	10,201	—
General and administrative	44,180	1,184
Technical expense	8,352	—
Net finance costs:
Interest expense	34,177	—
Loss on debt extinguishment	2,963	—
Total finance costs	37,140	—
Total expenses	133,726	12,446
Income (loss) from operations	44,475	(2,569)	41,906

Reconciliation to consolidated amounts:			Total
Total reportable segment income from operations			41,906
Other *			(3,826)
Intersegment eliminations			(55)
Consolidated income from operations			38,025
Income from investments			5,192
Consolidated income before income taxes			$43,217
_____________________________

* During the three months ended September 30, 2025, the Company recognized $3.8 million of loss related to its sustainable aviation fuel project. The Company decided to cease further investment in the project in December 2025.

Nine months ended September 30, 2026	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$238,901	$—	$238,901
Maintenance reserve revenue	141,294	—	141,294
Spare parts and equipment sales	112,047	28,951	140,998
Interest revenue	6,556	—	6,556
Gain on sale of leased equipment	55,449	—	55,449
Gain on sale of financial assets	592	—	592
Maintenance services revenue	29,969	—	29,969
Management and advisory fees	17,934	—	17,934
Other revenue	2,687	305	2,992
Total revenue, before intersegment adjustments	605,429	29,256	634,685
Intersegment revenue	—	19,287	19,287
Total revenue	605,429	48,543	653,972

Reconciliation to consolidated revenue:
Elimination of intersegment revenue			(19,287)
Total consolidated revenue			634,685

Expenses:
Depreciation and amortization expense	90,579	34
Cost of spare parts and equipment sales	94,040	44,912
Cost of maintenance services	32,462	—
Write-down of equipment	10,509	—
General and administrative	158,227	4,239
Technical expense	33,280	—
Net finance costs:
Interest expense	94,565	—
Loss on debt extinguishment	13,010	—
Total finance costs	107,575	—
Total expenses	526,672	49,185
Income (loss) from operations	78,757	(642)	78,115

Reconciliation to consolidated amounts:			Total
Total reportable segment income from operations			78,115
Other *			1,570
Intersegment eliminations			(434)
Consolidated income from operations			79,251
Income from investments			14,532
Consolidated income before income taxes			$93,783
* During the nine months ended September 30, 2026, the Company recognized $1.6 million of income related to its sustainable aviation fuel project. The Company decided to cease further investment in the project in December 2025.

Nine months ended September 30, 2025	Leasing and Related Operations	Spare Parts Sales	Total
Revenue:
Lease rent revenue	$216,559	$—	$216,559
Maintenance reserve revenue	181,656	—	181,656
Spare parts and equipment sales	23,576	30,412	53,988
Interest revenue	10,943	—	10,943
Gain on sale of leased equipment	48,153	—	48,153
Gain on sale of financial assets	378	—	378
Maintenance services revenue	17,253	—	17,253
Management and advisory fees	6,431	—	6,431
Other revenue	1,251	11	1,262
Total revenue, before intersegment adjustments	506,200	30,423	536,623
Intersegment revenue	—	8,738	8,738
Total revenue	506,200	39,161	545,361

Reconciliation to consolidated revenue:
Elimination of intersegment revenue			(8,738)
Total consolidated revenue			536,623

Expenses:
Depreciation and amortization expense	81,196	40
Cost of spare parts and equipment sales	21,285	37,084
Cost of maintenance services	19,413	—
Write-down of equipment	23,768	—
General and administrative	133,636	3,375
Technical expense	22,097	—
Net finance costs:
Interest expense	99,840	—
Loss on debt extinguishment	2,963	—
Total finance costs	102,803	—
Total expenses	404,198	40,499
Income (loss) from operations	102,002	(1,338)	100,664

Reconciliation to consolidated amounts:			Total
Total reportable segment income from operations			100,664
Other *			(10,328)
Intersegment eliminations			(143)
Consolidated income from operations			90,193
Gain on sale of business			42,950
Income from investments			9,625
Consolidated income before income taxes			$142,768
_____________________________

* During the nine months ended September 30, 2025, the Company recognized $10.3 million of loss related to its sustainable aviation fuel project. The Company decided to cease further investment in the project in December 2025.

Total Assets	September 30, 2026	December 31, 2025
Leasing and Related Operations	$3,998,909	$3,870,221
Spare Parts Sales	53,449	63,238
Other *	5	2,856
Total	$4,052,363	$3,936,315
* As of September 30, 2026, the Company had total assets of $5 thousand related to its sustainable aviation fuel project. The Company decided to cease further investment in the project in December 2025.

13. Related Party Transactions

Joint Ventures

“Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $2.7 million and $1.0 million during the three months ended September 30, 2026 and 2025, respectively, and $6.6 million and $4.0 million during the nine months ended September 30, 2026 and 2025, respectively, related to the servicing of engines for the WMES lease portfolio. Additionally, “Management and advisory fees” on the Condensed Consolidated Statements of Income includes management fees earned of $30 thousand and $0.2 million for the three and nine months ended September 30, 2026, respectively, related to a new servicing agreement for the CASC Willis portfolio. No such fees were recognized during the corresponding periods in 2025.

During the nine months ended September 30, 2026, the Company sold six engines to WMES for a total of $59.7 million, less economic closing adjustments, which resulted in a total gain of $16.2 million for the Company. Additionally, during the nine months ended September 30, 2026, the Company sold five aircraft that were acquired in connection with the WNG Acquisition to WMES for $100.8 million, less economic closing adjustments, which resulted in a trading profit of $1.7 million for the Company. During the nine months ended September 30, 2025, the Company sold three engines and one airframe to WMES for a total of $32.2 million, less economic closing adjustments, which resulted in a total gain of $1.6 million for the Company. Additionally, during the nine months ended September 30, 2025, the Company sold one engine to WMES for $21.1 million, less economic closing adjustments, which resulted in a trading profit of $1.4 million for the Company.

During the nine months ended September 30, 2026, the Company did not purchase any engines from WMES. During the nine months ended September 30, 2025, the Company purchased an engine from WMES for $7.2 million.

During the nine months ended September 30, 2026, the Company did not purchase or sell any engines to CASC Willis. During the nine months ended September 30, 2025, the Company sold two engines to CASC Willis for $13.6 million, which resulted in a total gain of $1.5 million for the Company.

As of September 30, 2026, the Company subleased two WMES engines to a third party, with WMES as the head lessor. One engine is subject to a lease agreement through December 2027, and the other continues on a month-to-month basis. As of September 30, 2026, the ROU asset and lease liability balances associated with the lease ending December 2027 were $2.1 million, each, compared to ROU asset and lease liability balances of $0.8 million and $0.7 million, respectively, under these leases as of September 30, 2025. The ROU asset and lease liability balances are included in Other assets and Accounts payable and accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2026, the Company paid WMES $1.9 million for fleet management services.

During the nine months ended September 30, 2026, the Company made capital contributions of $29.5 million to WMES and committed to contribute an additional $10.0 million.

Investment Fund Partnerships

During the nine months ended September 30, 2026, the Company sold 12 notes receivable and investments in sales-type leases to the LMI Fund, for a total of $104.0 million, which resulted in a total gain on sale of financial assets of $0.6 million for the Company. Also during the nine months ended September 30, 2026, the Company sold 14 aircraft engines to the BXCI Fund, for a total of $216.2 million, which resulted in a total gain of $33.3 million for the Company. The LMI Fund and the BXCI Fund are considered related parties as the Company serves as general partner.

As of September 30, 2026, the Company subleased two engines to a third party under arrangements in which Blackstone is the head lessor and the Company is the sublessor. The aggregate ROU asset and lease liability balances associated with these leases were $1.7 million, each, as of September 30, 2026. The ROU asset and lease liability balances are included in Other assets and Accounts payable and accrued expenses, respectively, on the Condensed Consolidated Balance Sheets.

The Company, as general partner of the Funds, may earn management and advisory fees and expense reimbursements. For the three and nine months ended September 30, 2026, the Company recognized management and advisory fee income of $1.5 million and $9.2 million, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Income. These amounts reflected a combination of management and advisory fees earned by the Company and reimbursement of in-period expenses paid by the Company on behalf of the Funds. As of September 30, 2026, there was $3.2 million in amounts due from the Funds and included in “Due from affiliates” in the Company’s Condensed Consolidated Balance Sheets. Additionally, there was $0.6 million in amounts due to the Funds and included in “Due to affiliates” in the Company’s Condensed Consolidated Balance Sheets.

Other

During the nine months ended September 30, 2026 and September 30 2025, the Company accrued General and administrative expense of approximately $44 thousand and $66 thousand, respectively, to Mikchalk Lake, LLC, an entity in which our Executive Chairman retains an ownership interest. These expenses were for lodging and other business-related services and were approved by the Board’s Independent Directors.

14. Subsequent Events
On October 28, 2026, the Board of Directors of the Company declared a quarterly dividend of $0.15 per share on the Company’s outstanding common stock. The dividend is payable on November 25, 2026 to stockholders of record at the close of business on November 16, 2026.
On October 28, 2026, the Board of Directors of the Company approved the renewal of its share repurchase program under which the Company may repurchase its common stock for a total aggregate purchase price of up to $200.0 million (the “Share Repurchase Program”). Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The actual number of shares of common stock repurchased, and the timing and price of any repurchases, will depend on market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular number of shares of common stock. The Share Repurchase Program has been extended through December 31, 2031, but also may be suspended, modified or discontinued at any time.
In October 2026, the Company completed the acquisition of three commercial buildings totaling approximately 375,000 square feet in Coconut Creek, Florida, for an aggregate purchase price of $118.0 million. The properties will support the Company’s expanding operations, including its corporate headquarters, spare parts business, maintenance, repair and overhaul services, and aircraft engine preservation and storage activities.

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
Overview

Our core business is acquiring and leasing commercial aircraft and aircraft engines and related aircraft equipment pursuant to operating leases, all of which we sometimes collectively refer to as “equipment.” As of September 30, 2026, the majority of our leases were operating leases, with the exception of certain sale-leaseback transactions that do not meet lease criteria and are therefore classified as notes receivable under the guidance provided by Accounting Standards Codification (“ASC”) 842, Leases, and investments in sales-type leases. As of September 30, 2026, we had 79 lessees in 48 countries. Our portfolio is continually changing due to equipment acquisitions and sales. As of September 30, 2026, we had $3,024.4 million of equipment held in our operating lease portfolio, $128.6 million of notes receivable, and $146.5 million of maintenance rights, comprised of 341 engines, 31 aircraft, one marine vessel, and other leased parts and equipment. As of September 30, 2026, we also managed 155 engines, five airframes, and related equipment on behalf of other parties.

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

Recent Developments

Acquisition of WNG Aircraft Portfolio

On August 24, 2026, Willis Dallas Ltd., a wholly owned subsidiary of the Company, completed the acquisition of the entire issued share capital of WNG II Aircraft Leasing (Cayman) Ltd. and 100% of the limited liability company interests of WNG Aircraft Management 3, LLC (together with their subsidiaries, the “Target Companies”), pursuant to a Purchase and Sale Agreement dated July 10, 2026, as amended by Amendment No. 1 dated August 24, 2026. The Target Companies hold a portfolio of twelve commercial aircraft and thirteen spare aircraft engines. At closing, the adjusted purchase price was approximately $262.9 million, which reflected downward adjustments from the $379.3 million base purchase price for rent, maintenance reserves, security deposits and other revenue received after the agreed economic closing date. Of the purchase price, $1.5 million is being held back for nine months to cover pre-closing leakage, and the purchase price remains subject to a post-closing true-up. The Company intends to allocate ten of the acquired engines and six of the acquired aircraft to subsidiaries of joint ventures of, or investment vehicles managed by, the Company.

Preferred Stock Private Placement

On September 29, 2026, we completed a private placement of Series B Preferred Stock to Development Bank of Japan Inc. for gross proceeds of $35.0 million, before offering costs. The Series B Preferred Stock pays dividends at an annual rate of 8.09%. Holders of at least two-thirds of the Series B Preferred Stock may require us to redeem the shares for cash on September 29, 2031, or earlier upon certain events, at the liquidation preference plus accrued and unpaid dividends.

New Headquarters

In addition, on August 3, 2026, we entered into an agreement to purchase three commercial buildings in Coconut Creek, Florida, totaling 375,000 square feet, for $118.0 million, to support our corporate headquarters, spare parts, maintenance, repair and overhaul, and engine storage operations. The acquisition closed in October 2026. We believe our unused borrowing capacity under our revolving credit facility, together with cash flows from operations, is sufficient to fund these commitments.

Share Repurchase Program
On October 28, 2026, the Board of Directors of the Company approved the renewal of its share repurchase program under which the Company may repurchase its common stock for a total aggregate purchase price of up to $200.0 million (the “Share Repurchase Program”). Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The actual number of shares of common stock repurchased, and the timing and price of any repurchases, will depend on market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular number of shares of common stock. The Share Repurchase Program has been extended through December 31, 2031, but also may be suspended, modified or discontinued at any time.
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.
Results of Operations
Three months ended September 30, 2026 compared to the three months ended September 30, 2025
Revenue is summarized as follows:

	Three months ended September 30,
	2026	2025	% Change
	(dollars in thousands)
Lease rent revenue	$84,379	$76,552	10.2%
Maintenance reserve revenue	39,326	76,054	(48.3)%
Spare parts and equipment sales	98,131	5,394	1,719.3%
Interest revenue	2,585	3,360	(23.1)%
Gain on sale of leased equipment	5,452	16,134	(66.2)%
Maintenance services revenue	11,217	3,636	208.5%
Management and advisory fees	4,515	1,881	140.0%
Other revenue	717	378	89.7%
Total revenue	$246,322	$183,389	34.3%

Lease Rent Revenue. Lease rent revenue consists of rental income from long-term and short-term engine leases, aircraft leases, and other leased parts and equipment. Lease rent revenue increased by $7.8 million, or 10.2%, to $84.4 million in the three months ended September 30, 2026, from $76.6 million for the three months ended September 30, 2025. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period.

At September 30, 2026, the Company had $3,024.4 million of equipment held in our operating lease portfolio, $128.6 million of notes receivable, and $146.5 million of maintenance rights. At September 30, 2025, the Company had $2,700.4 million of equipment held in our operating lease portfolio, $144.8 million of notes receivable, $27.0 million of maintenance rights, and $16.3 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 83.2% and 86.0% for the three months ended September 30, 2026 and 2025, respectively.

Two customers each accounted for approximately 9% and 9% of the Company’s total lease rent revenue during the three months ended September 30, 2026, and two customers accounted for approximately 12% and 10%, respectively, of the Company’s total lease rent revenue during the three months ended September 30, 2025.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $36.7 million, or 48.3%, to $39.3 million for the three months ended September 30, 2026, from $76.1 million for the three months ended September 30, 2025. We recognized $2.6 million in long-term maintenance revenue for the three months ended September 30, 2026, compared to $29.5 million in long-term maintenance revenue recognized in the prior comparable period as the maintenance reserves and end-of-lease payments for assets coming off lease with long-term conditions were higher in the prior comparable period. Long-term maintenance revenue is influenced by end-of-lease compensation and the realization of long-term maintenance reserves associated with assets coming off lease. Engines on lease with “non-reimbursable” usage fees generated $36.8 million of short-term maintenance revenues, compared to $46.6 million in the comparable prior period. Short-term maintenance revenues are a proxy for flight time of our portfolio of engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $92.7 million, to $98.1 million for the three months ended September 30, 2026, compared to $5.4 million for the three months ended September 30, 2025. Spare parts sales were $9.1 million and $5.4 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $3.7 million, or 67.8%, compared to the same period in 2025. The increase in spare parts sales reflects variations in the timing of sales to third-party customers and is not reflective of intra-company sales as the parts business provides used serviceable material across the broader Willis platform. Equipment sales for the three months ended September 30, 2026 were $89.1 million for the sale of five aircraft, two engines, and one airframe. There were no equipment sales for the three months ended September 30, 2025. The increase primarily reflects the sale of five aircraft acquired in connection with the WNG Acquisition to the Company’s joint venture, Willis Mitsui & Company Engine Support Limited (“WMES”), as well as differences in the timing of sales to third-party customers. The increase is not indicative of intra-company sales trends, as the parts business supplies used serviceable material across the broader Willis platform.

Interest Revenue. Interest revenue decreased by $0.8 million, or 23.1%, for the three months ended September 30, 2026, as compared to that of the three months ended September 30, 2025. The decrease was due to a lower balance of notes receivable and sales-type leases outstanding during the respective periods, partially attributable to the Company’s sale of 12 notes receivable and sales-type leases to the Company’s investment fund partnership with Liberty Mutual Investments (“LMI”) (“LMI Fund”) during the nine months ended September 30, 2026.

Gain on Sale of Leased Equipment. During the three months ended September 30, 2026, we sold eight engines and other parts and equipment from the lease portfolio for a net gain of $5.5 million. During the three months ended September 30, 2025, we sold 10 engines, one airframe, and other parts and equipment from the lease portfolio, resulting in a net gain of $16.1 million.

Maintenance Services Revenue. Maintenance services revenue predominately represent engine and aircraft storage and repair services, and revenue related to FBO services provided to third parties, such as refueling, maintenance, and hangar services. Maintenance services revenue increased by $7.6 million, or 208.5%, to $11.2 million for the three months ended September 30, 2026, from $3.6 million for the three months ended September 30, 2025. The increase reflects growth in engine and aircraft storage and repair services.

Management and Advisory Fees. Management and advisory fees increased by $2.6 million to $4.5 million for the three months ended September 30, 2026, from $1.9 million for the three months ended September 30, 2025, primarily driven by $1.5 million of fees earned from the LMI Fund and the Blackstone Credit & Insurance (“BXCI”) Fund (“BXCI Fund”) in the Company’s role as general partner. The LMI Fund and the BXCI Fund commenced operations in March and April 2026, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $2.7 million, or 9.4%, to $31.4 million for the three months ended September 30, 2026, compared to $28.7 million for the three months ended September 30, 2025. The increase is primarily due to an increase in the size of our lease portfolio and the timing of placing acquired engines on lease.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $84.4 million, to $91.1 million for the three months ended September 30, 2026, compared to $6.7 million for the three months ended September 30, 2025. Cost of spare parts sales were $8.2 million and $6.7 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $1.5 million, or 22.2%, reflecting the increase in spare parts sales. Cost of equipment sales were $82.9 million for the three months ended September 30, 2026. There were no cost of equipment sales for the three months ended September 30, 2025. The increase primarily reflects the sale of five aircraft acquired in connection with the WNG Acquisition to the Company’s joint venture, WMES, as well as differences in the timing of sales to third-party customers.

Cost of Maintenance Services. Cost of maintenance services predominately represent the costs of fleet management, engine and aircraft storage and repair services, and the management of fixed base operator services provided to third parties. Cost of maintenance services increased by $7.8 million, or 151.6%, to $12.9 million for the three months ended September 30, 2026, compared to $5.1 million for the three months ended September 30, 2025, reflecting the increase in maintenance services revenue.

Write-down of Equipment. There was $4.5 million in write-downs of equipment for the three months ended September 30, 2026, reflecting the write-down of three engines. There was $10.2 million in write-downs of equipment for the three months ended September 30, 2025, reflecting the write-down of eight engines.

General and Administrative Expenses. General and administrative expenses decreased by $0.5 million, or 0.9%, to $48.7 million for the three months ended September 30, 2026, compared to $49.2 million for the three months ended September 30, 2025.

Technical Expense. Technical expense consists of the non-capitalized cost of engine repairs, engine thrust rental fees, outsourced technical support services, sublease engine rental expense, engine storage and freight costs. Technical expense increased by $5.1 million to $13.5 million for the three months ended September 30, 2026, compared to $8.4 million for the three months ended September 30, 2025, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs decreased $4.3 million, or 11.7%, to $32.8 million for the three months ended September 30, 2026, compared to $37.1 million for the three months ended September 30, 2025. The decrease is primarily due to a decrease of $5.4 million in interest expense associated with Willis Engine Structured Trust VII (“WEST VII”) notes payable, a decrease of $2.5 million in interest expense associated with our warehouse credit facility, and a decrease of $1.6 million in interest expense associated with Willis Engine Structured Trust IV (“WEST IV”) notes payable, as these debt instruments were paid down or terminated as part of the Company’s refinancing and capital restructuring. Further, there was a decrease in loss on debt extinguishment of $2.4 million. These decreases were partially offset by an increase of $5.0 million in interest expense associated with Willis Engine Structured Trust IX (“WEST IX”) notes payable, which did not close until December 2025, a $3.2 million decrease in interest income, and $1.3 million of interest on the convertible notes issued in May 2026.

Income Tax Expense. Income tax expense was $7.1 million for the three months ended September 30, 2026, compared to income tax expense of $18.9 million for the three months ended September 30, 2025. The effective tax rate for the third quarter of 2026 was 37.9%, compared to 43.7% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The effective tax rate variance in the prior year period was also impacted by the One Big Beautiful Bill Act (“OBBBA”) which limited the Company’s ability to benefit from the Section 250 deduction. Our third-quarter effective tax rate includes a one-time charge of approximately $0.6 million, or 3 percentage points, related to the finalization of our 2025 Florida tax return. This adjustment reflects the impact of Florida's 2026 legislative decision not to adopt certain federal tax law changes under OBBBA and the resulting updates to our current and deferred tax estimates. As this adjustment relates to prior-year tax positions, we do not expect it to recur.
Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Revenue is summarized as follows:

	Nine months ended September 30,
	2026	2025	% Change
	(dollars in thousands)
Lease rent revenue	$238,901	$216,559	10.3%
Maintenance reserve revenue	141,294	181,656	(22.2)%
Spare parts and equipment sales	140,998	53,988	161.2%
Interest revenue	6,556	10,943	(40.1)%
Gain on sale of leased equipment	55,449	48,153	15.2%
Gain on sale of financial assets	592	378	56.6%
Maintenance services revenue	29,969	17,253	73.7%
Management and advisory fees	17,934	6,431	178.9%
Other revenue	2,992	1,262	137.1%
Total revenue	$634,685	$536,623	18.3%

Lease Rent Revenue. Lease rent revenue increased by $22.3 million, or 10.3%, to $238.9 million for the nine months ended September 30, 2026, compared to $216.6 million for the nine months ended September 30, 2025. The increase is due to an increase in the average size of the portfolio as compared to that of the prior year period as well as an increase in average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) of equipment held in our operating lease portfolio.
At September 30, 2026, the Company had $3,024.4 million of equipment held in our operating lease portfolio, $128.6 million of notes receivable, and $146.5 million of maintenance rights. At September 30, 2025, the Company had $2,700.4 million of equipment held in our operating lease portfolio, $144.8 million of notes receivable, $27.0 million of maintenance rights, and $16.3 million of investments in sales-type leases. Average utilization (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) was approximately 84.7% and 84.4% for the nine months ended September 30, 2026 and 2025, respectively.
Two customers accounted for approximately 11% and 10%, respectively, of the Company’s total lease rent revenue during the nine months ended September 30, 2026, and two customers accounted for approximately 13% and 10%, respectively, of the Company’s total lease rent revenue during the nine months ended September 30, 2025.

Maintenance Reserve Revenue. Maintenance reserve revenue decreased $40.4 million, or 22.2%, to $141.3 million for the nine months ended September 30, 2026 from $181.7 million for the nine months ended September 30, 2025. Long-term maintenance revenue was $22.4 million for the nine months ended September 30, 2026 compared to $39.5 million in the prior year period as the maintenance reserves and end-of-lease payments for assets coming off lease with long-term conditions were higher in the prior year period. Long-term maintenance revenue is influenced by end-of-lease compensation and the realization of long-term maintenance reserves associated with assets coming off lease. Engines on lease with “non-reimbursable” usage fees generated $118.9 million of short-term maintenance revenues compared to $142.1 million in the comparable prior year period. Short-term maintenance revenues are a proxy for flight time of our portfolio of engines.

Spare Parts and Equipment Sales. Spare parts and equipment sales increased by $87.0 million, or 161.2%, to $141.0 million for the nine months ended September 30, 2026 compared to $54.0 million in the prior year period. Spare parts sales were $30.4 million and $30.7 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $0.3 million, or 0.9%, compared to the same period in 2025. Equipment sales for the nine months ended September 30, 2026 were $110.6 million for the sale of seven engines, five aircraft, and two airframes. Equipment sales for the nine months ended September 30, 2025 were $23.3 million for the sale of two engines. The increase primarily reflects the sale of five aircraft acquired in connection with the WNG Acquisition to the Company’s joint venture, WMES, as well as differences in the timing of sales to third-party customers.

Interest Revenue. Interest revenue decreased by $4.4 million, or 40.1%, to $6.6 million for the nine months ended September 30, 2026 compared to $10.9 million for the nine months ended September 30, 2025. The decrease was due to a lower balance of notes receivable and sales-type leases outstanding during the respective periods, partially attributable to the Company’s sale of 12 notes receivable and sales-type leases to the Company’s investment fund partnership with LMI during the nine months ended September 30, 2026.

Gain on Sale of Leased Equipment. During the nine months ended September 30, 2026, we sold 43 engines and other parts and equipment from the lease portfolio for $317.0 million less economic closing adjustments, resulting in a net gain of $55.4 million. During the nine months ended September 30, 2025, we sold 31 engines, four airframes, and other parts and equipment from the lease portfolio, resulting in a net gain of $48.2 million.

Gain on Sale of Financial Assets. During the nine months ended September 30, 2026, we sold 12 notes receivable and investments in sales-type lease assets for a net gain of $0.6 million. We sold two investments in sales-type lease assets for a net gain of $0.4 million during the nine months ended September 30, 2025.

Maintenance Services Revenue. Maintenance services revenue increased by $12.7 million, or 73.7%, to $30.0 million for the nine months ended September 30, 2026, from $17.3 million for the nine months ended September 30, 2025. The increase reflects growth in engine and aircraft storage and repair services partially offset by the lack of fleet management revenues in the current period due to the sale of that business in 2025.

Management and Advisory Fees. Management and advisory fees increased by $11.5 million to $17.9 million for the nine months ended September 30, 2026, from $6.4 million for the nine months ended September 30, 2025, primarily driven by $9.2 million of fees earned from the LMI Fund and the BXCI Fund in the Company’s role as general partner. The LMI Fund and the BXCI Fund commenced operations in March and April 2026, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $9.4 million, or 11.5%, to $90.6 million for the nine months ended September 30, 2026 compared to $81.2 million for the nine months ended September 30, 2025. The increase is primarily due to an increase in the size of our lease portfolio and the timing of placing acquired engines on lease.

Cost of Spare Parts and Equipment Sales. Cost of spare parts and equipment sales increased by $70.5 million, or 140.6%, to $120.6 million for the nine months ended September 30, 2026 compared to $50.1 million for the nine months ended September 30, 2025. Cost of spare parts sales were $26.9 million and $28.8 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $2.0 million, or 6.8%, reflecting the decrease in spare parts sales. Cost of equipment sales were $93.7 million and $21.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, reflecting the increase in equipment sales. The increase primarily reflects the sale of five aircraft acquired in connection with the WNG Acquisition to the Company’s joint venture, WMES, as well as differences in the timing of sales to third-party customers.

Cost of Maintenance Services. Cost of maintenance services increased by $13.0 million, or 68.3%, to $32.1 million for the nine months ended September 30, 2026, compared to $19.1 million for the nine months ended September 30, 2025, reflecting the increase in maintenance services revenue.

Write-down of Equipment. Write-down of equipment was $10.5 million for the nine months ended September 30, 2026, primarily reflecting the write-down of eight engines. Write-down of equipment was $23.8 million for the nine months ended September 30, 2025, primarily reflecting the write-down of 19 engines.

General and Administrative Expenses. General and administrative expenses increased by $13.6 million, or 9.2%, to $160.9 million for the nine months ended September 30, 2026 compared to $147.3 million for the nine months ended September 30, 2025. The increase was primarily driven by a $5.6 million rise in personnel costs, including a $6.8 million increase in wages and a $3.8 million increase in share-based compensation, offset by a $6.6 million decrease in incentive compensation. The increase in wages was primarily attributable to higher headcount supporting the Company’s expanding operations. The higher share-based compensation reflects appreciation in the market value of the Company’s equity, as well as equity awards granted to new personnel to support the Company’s continued growth. General and administrative expenses also increased due to a $9.6 million rise in legal fees primarily related to financing and strategic initiatives. These increases were partially offset by a $11.1 million decrease in consulting fees, primarily resulting from the Company’s decision to discontinue its sustainable aviation fuel project. General and administrative costs for the nine months ended September 30, 2026 also included $6.5 million of costs which were recharged to the LMI Fund and BXCI Fund, with the associated revenue of $6.5 million included in Management and Advisory Fees.

Technical Expense. Technical expense increased by $11.0 million, or 50.0%, to $33.1 million for the nine months ended September 30, 2026 compared to $22.1 million for the nine months ended September 30, 2025, primarily due to an increased level of engine repair activity as compared to that of the prior period.

Net Finance Costs. Net finance costs increased by $4.8 million, or 4.6%, to $107.6 million for the nine months ended September 30, 2026 compared to $102.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $15.0 million in interest expense associated with WEST IX notes payable, which did not close until December 2025, and an increase of $14.9 million in interest expense associated with Willis Engine Structured Trust VIII (“WEST VIII”) notes payable, which did not close until June 2025. Further, there was an increase in loss on debt extinguishment of $10.0 million, as the Company refinanced its debt. Additionally, derivative-related receipts were $1.0 million for the nine months ended September 30, 2026, as compared to $4.4 million for the nine months ended September 30, 2025, primarily because certain interest rate swap positions were either terminated or matured. These increases were partially offset by a decrease of $14.4 million in interest expense associated with WEST VII notes payable, a decrease of $10.2 million in interest expense associated with our revolving credit facility, a decrease of $9.1 million in interest expense associated with our warehouse credit facility, and a decrease of $7.0 million in interest expense associated with WEST IV notes payable, as these debt instruments were paid down or terminated as part of the Company’s refinancing and capital restructuring.

Gain on Sale of Business. During the nine months ended September 30, 2025, Willis Asset Management Limited (“WAML”), a wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”), by and between WAML and WMES. Pursuant to the SPA, WAML sold the entire issued share capital of Bridgend Asset Management Limited (“BAML”), a United Kingdom-based aviation consultancy business, to WMES for a total purchase price of $45.0 million subject to certain working capital adjustments. The transaction closed on June 30, 2025, resulting in a gain on sale of business of approximately $43.0 million for the Company.

Income Tax Expense. Income tax expense was $26.7 million for the nine months ended September 30, 2026 compared to $41.2 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was 28.5% compared to 28.9% in the prior year period. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to executive compensation exceeding $1.0 million as defined in Section 162(m) of the Code, and a worthless stock deduction recognized on the Company’s foreign sustainable aviation fuel subsidiary, which resulted in an ordinary tax loss. The effective tax rate variance in the prior year period was also impacted by the sale of the Company’s entire issued share capital of BAML, for which no statutory tax was due on the gain recognized.

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

Because non-GAAP financial measures are not standardized, our calculation of Adjusted EBITDA may differ from similarly titled non-GAAP measures, if any, reported by other companies. This non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Adjusted EBITDA was approximately $100.9 million and $135.0 million for the three months ended September 30, 2026 and 2025, respectively, and $345.5 million and $354.4 million for the nine months ended September 30, 2026 and 2025, respectively. The decreases in Adjusted EBITDA were primarily driven by the changes noted in the Results of Operations section above. See below for the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income attributable to common shareholders.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income attributable to common shareholders	$10,228	$22,885	$62,635	$97,316
Add: Income tax expense	7,126	18,893	26,709	41,198
Add: Interest expense	32,243	34,177	94,565	99,840
Add: Preferred stock dividends/costs	1,446	1,439	4,291	4,254
Add: Loss on debt extinguishment	562	2,963	13,010	2,963
Add: Depreciation and amortization expense	31,367	28,662	90,613	81,236
Add: Stock compensation expense	12,262	11,281	38,717	34,939
Add: Write-down of equipment	4,450	10,201	10,509	23,768
Add: Acquisition, financing and divestitures related expenses	1,164	676	5,966	1,504
Add: Other (1)	35	3,826	(1,546)	(32,622)
Adjusted EBITDA	$100,883	$135,003	$345,469	$354,396
________________________________________________________

1.During the three months ended September 30, 2026 and 2025, the Company recognized $11 thousand and $3.8 million, respectively, and $(1.6) million and $10.3 million, respectively, during the nine months ended September 30, 2026 and 2025 in non-recurring project expenses associated with the sustainable aviation fuel project, which the Company decided to cease further investment in. The negative expense recognized during the nine-month period ended September 30, 2026 reflects government grant proceeds recognized. Additionally, during the three and nine months ended September 30, 2026, the Company recognized $24 thousand in expense associated with reincorporation, and during the nine months ended September 30, 2025, the Company recognized $43.0 million in relation to the gain on sale of the BAML business.
Financial Position, Liquidity and Capital Resources
Liquidity
At September 30, 2026, the Company had $11.1 million of cash and cash equivalents and $122.6 million of restricted cash. We fund our operations primarily from cash provided by our leasing activities. We finance our growth through borrowings secured primarily by our equipment lease portfolio. Cash of approximately $1,255.0 million and $1,005.1 million for the nine months ended September 30, 2026 and 2025, respectively, was derived from our borrowing activities. In these same time periods, $1,433.2 million and $1,029.8 million, respectively, was used to pay down related debt. At September 30, 2026, the Company had approximately $1.1 billion of unused borrowing capacity on its credit facility.

For any interest rate swaps that we enter into, we will be exposed to risk in the event of non-performance of the interest rate hedge counter-parties. We may hedge additional amounts of our floating rate debt in the future.

Cash Flows Discussion

Cash flows provided by operating activities were $239.0 million and $209.1 million for the nine months ended September 30, 2026 and 2025, respectively. The $29.9 million, or 14.3%, increase in operating cash flows was primarily driven by a period over period $32.5 million increase in cash flows from changes in accounts payable and accrued expenses as well as a $11.7 million increase in cash flow from changes in maintenance reserves for the nine months ended September 30, 2026. Cash flows from operations are driven significantly by payments made under our lease agreements, which comprise lease revenue, security deposits and maintenance reserves, and are offset by interest expense and general and administrative costs. Cash received as maintenance reserve payments for some of our engines on lease are partially restricted by our debt arrangements. The lease revenue stream, in the short term, is at fixed rates while a portion of our debt is at variable rates. If interest rates increase, it is unlikely we could increase lease rates in the short term, and this would cause a reduction in our earnings and operating cash flows. Revenue and maintenance reserves are also affected by the amount of equipment off lease. The average utilization rate (based on net book value of equipment held for operating lease, maintenance rights, and notes receivable and investments in sales-type leases net of allowances) for the nine months ended September 30, 2026 and 2025 was approximately 84.7% and 84.4%, respectively. If there is an increase in off-lease rates or deterioration in lease rates that are not offset by reductions in interest rates, there will be a negative impact on earnings and cash flows from operations.

Cash flows used in investing activities were $453.3 million for the nine months ended September 30, 2026 and primarily reflected $837.6 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period), $85.5 million for the issuance of notes receivable, and $52.8 million for the purchase of investments and contributions to joint ventures, partially offset by proceeds from sale of equipment (net of selling expenses) of $418.0 million and proceeds from sale of notes receivable (net of selling expenses) of $88.4 million. Cash flows used in investing activities were $108.2 million for the nine months ended September 30, 2025 and primarily reflected $310.6 million for the purchase of equipment held for operating lease and for sale (including capitalized costs and prepaid deposits made in the period) and $23.2 million for the purchase of property, equipment and furnishings, which was primarily related to leasehold improvements, partially offset by proceeds from sale of equipment (net of selling expenses) of $194.3 million and proceeds from sale of business of $21.9 million.
Cash flows used in financing activities were $198.9 million for the nine months ended September 30, 2026 and primarily reflected $1,433.2 million in principal payments, $28.1 million in cancellation of restricted stock units in satisfaction of withholding tax, $11.7 million in debt issuance costs, and $9.2 million in common stock cash dividends paid, partially offset by $1,255.0 million in proceeds from debt obligations and $34.4 million in proceeds from issuance of preferred stock, net. Cash flows used in financing activities were $62.4 million for the nine months ended September 30, 2025 and primarily reflected $1,029.8 million in principal payments on debt obligations and $18.7 million in cancellation of restricted stock in satisfaction of withholding tax, partially offset by $1,005.1 million in proceeds from debt obligations.

Cash Dividends
During the nine months ended September 30, 2026 and September 30, 2025, the Company paid cash dividends of $9.2 million and $5.7 million, respectively, to shareholders of common stock.
Preferred Stock Dividends
The Company’s Series A and Series B Preferred Stock accrue quarterly dividends at the rates per annum of 8.35% and 8.09% per share, respectively. During each of the nine months ended September 30, 2026 and 2025, the Company paid total Series A Preferred Stock dividends of $4.1 million and $4.3 million, respectively.
Debt Obligations and Covenant Compliance
At September 30, 2026, debt obligations consisted of loans totaling $2,524.7 million, net of unamortized issuance costs and note discounts, payable with interest rates varying between approximately 2.5% and 8.0%. Substantially all of our assets are pledged to secure our obligations to creditors. For further information on our debt instruments, see Note 4 “Debt Obligations” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At September 30, 2026, we were in compliance with the covenants specified in our revolving credit facility, including the Interest Coverage Ratio requirement of at least 2.25 to 1.00, and the Total Leverage Ratio requirement of not greater than 4.25 to 1.00. The Interest Coverage Ratio, as defined in the credit facility, is the ratio of earnings before interest, taxes, depreciation and amortization and other one-time charges to consolidated interest expense. The Total Leverage Ratio, as defined in the credit facility, is the ratio of total indebtedness to tangible net worth. At September 30, 2026, we were in compliance with the covenants specified in the WEST III, WEST V, WEST VI, WEST VII, WEST VIII, and WEST IX indentures and servicing and other debt related agreements.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commitments

Repayments of our gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at September 30, 2026:

		Payment due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$2,553,934	$116,701	$528,017	$1,502,837	$406,379
Interest payments under debt obligations	359,013	86,999	154,149	112,131	5,734
Purchase obligations	840,406	151,602	578,285	110,519	—
Operating lease obligations	28,127	6,249	7,286	1,859	12,733
Total	$3,781,480	$361,551	$1,267,737	$1,727,346	$424,846

From time to time we enter into contractual commitments to purchase engines directly from original equipment manufacturers. We are currently committed to purchasing 27 additional new LEAP-1A engines and 13 additional new LEAP-1B engines for an aggregate total of $840.4 million by 2030. Further, we are currently committed to purchasing three engines and two aircraft for approximately $96.3 million in 2026. The purchase obligations are subject to escalation based on the closing date of each transaction. Our purchase agreements generally contain terms that allow the Company to defer or cancel purchase commitments in certain situations. These deferrals or conversions would not result in penalties or increased costs other than any potential increase due to the normal year-over-year change in engine list prices, which is akin to ordinary inflation.

In December 2020, the Company entered into definitive agreements for the purchase of 25 Pratt & Whitney aircraft engines. In connection with the purchase agreements, the Company is obligated to perform certain future overhaul and maintenance services, which are currently estimated to aggregate between $106.6 million and $132.1 million by 2030. If such services are not completed by that date, performance may extend through 2035, with total costs not expected to exceed $172.8 million.

We have estimated the interest payments due under debt obligations by applying the interest rates applicable at September 30, 2026 to the remaining debt, adjusted for the estimated debt repayments identified in the table above. Actual interest payments made will vary due to changes in the rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is that of interest rate risk. A change in interest rates would affect our cost of borrowing. Increases in interest rates, which may cause us to raise the implicit rates charged to our customers, could result in a reduction in demand for our leases. Alternatively, we may price our leases based on market rates so as to keep the fleet on-lease and suffer a decrease in our operating margin due to interest costs that we are unable to pass on to our customers. As of September 30, 2026, $697.0 million of our outstanding debt is variable rate debt. We estimate that for every one percent increase or decrease in interest rates on our variable rate debt, net of our interest rate swaps, our annual interest expense would increase or decrease by $6.5 million.
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
We are also exposed to currency devaluation risk. Substantially all of our leases require payment in U.S. dollars. During the nine months ended September 30, 2026 and 2025, 61% and 70%, respectively, of our lease rent revenues came from non-United States domiciled lessees. If these lessees’ currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making their lease payments.
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities. In December 2024, the Board of Directors approved the renewal of the existing common stock repurchase plan which allows for repurchases of up to $60.0 million of the Company’s common stock, extending the plan through December 31, 2026. Repurchased shares are immediately retired. No shares were repurchased during the nine months ended September 30, 2026 under the plan. Share repurchase activity during the three months ended September 30, 2026 was as follows (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans of Programs
July 1, 2026 through July 31, 2026	—	—	—	$39,595
August 1, 2026 through August 31, 2026	—	—	—	$39,595
September 1, 2026 through September 30, 2026	—	—	—	$39,595
Total	—	—	—	$39,595

On October 28, 2026, the Board of Directors of the Company approved the renewal of its share repurchase program under which the Company may repurchase its common stock for a total aggregate purchase price of up to $200.0 million (the “Share Repurchase Program”). Share repurchases may be made at management’s discretion from time to time in the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The actual number of shares of common stock repurchased, and the timing and price of any repurchases, will depend on market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular number of shares of common stock. The Share Repurchase Program has been extended through December 31, 2031, but also may be suspended, modified or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s Section 16 officers or directors (as defined in Rule 16a-1 under the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Items	Date Terminated
Charles F. Willis, IV, Executive Chairman	May 18, 2026	Rule 10b5-1 Trading Arrangement	Up to 600,000 shares to be sold (3)	November 30, 2026 (4)	N/A	August 26, 2026

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
(3) Charles F. Willis, IV’s trading plan provided for the sale of up to 600,000 shares of the Company’s common stock, subject to price and volume limits. The arrangement was terminated on August 26, 2026, as reported on the Form 4 filed on August 27, 2026.
(4) The arrangement also provided for automatic termination in the event of completion of all sales contemplated under the trading arrangement, Charles F. Willis, IV’s death or legal incapacity, written notice from Charles F. Willis, IV of termination of the trading arrangement, determination by the broker that the trading arrangement has been terminated or that a breach by Charles F. Willis, IV has occurred, or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.
EXHIBITS

Exhibit Number	Description
3.1
Certificate of Correction of the September 16, 2024 Third Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Preferred Stock dated September 24, 2026 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2026).

3.2
Certificate of Designations, Preferences, and Relative Rights and Limitations of Series B Preferred Stock dated as of September 25, 2026 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 30, 2026).

3.3
First Amendment to September 17, 2024 Third Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Preferred Stock dated as of September 25, 2026 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on September 30, 2026).

3.4
Second Amendment to September 17, 2024 Third Amended and Restated Certificate of Designations, Preferences, and Relative Rights and Limitations of Series A Preferred Stock dated as of September 25, 2026 and effective as of September 30, 2026 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on September 30, 2026).

3.5
First Amendment to Certificate of Designations, Preferences, and Relative Rights and Limitations of Series B Preferred Stock dated as of September 25, 2026 and effective as of September 30, 2026 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on September 30, 2026).

10.1*#
Purchase and Sale Agreement, dated as of July 10, 2026, by and among Willis Dallas Ltd., WNG International Master Fund II, L.P., a Cayman Islands exempted limited partnership, WNG II Aircraft Management (Delaware), LLC, a Delaware limited liability company and, solely for the limited purposes set forth therein, Willis Lease Finance Corporation, as amended by Amendment No. 1 thereto, dated as of August 24, 2026.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Redeemable Preferred Stock and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Date: November 3, 2026

Willis Lease Finance Corporation

By:	/s/ Scott B. Flaherty
Scott B. Flaherty
Chief Financial Officer
(Principal Financial and Accounting Officer)